Form 10QSB
period 1996-03-31
PHILLIPS R H INC
filed 1996-05-14
CIK 925712

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549


                             Form 10-QSB


(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to __________________

                        Commission File No.: 0-26276


                               R.H. PHILLIPS, INC.
              (Exact name of small business issuer in its charter)

      California                                        68-0313739
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

               26836 County Road 12A, Esparto, California  95627
                  (Address of principal executive offices)

                              (916) 662-3215
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Number of shares outstanding of each of the issuer's classes of common equity as of May 13, 1996: 4,632,985.

Transitional Small Business Disclosure Format:    Yes      No  X


            This document consists of 13 pages.

Item 1. FINANCIAL STATEMENTS

R.H. Phillips, Inc.

BASIS OF PRESENTATION

     The interim financial statements as of March 31, 1996 and for each of the three month periods ended March 31, 1995 and 1996 have been prepared by R.H. Phillips, Inc. (the "Company")without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the three month periods ended March 31,1995 and 1996 are not necessarily indicative of the results which might be realized for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     Net income per share is computed using the weighted average number shares of common outstanding and dilutive common stock equivalents.


R.H. PHILLIPS, INC., dba THE R.H. PHILLIPS VINEYARD
(A California Corporation)
BALANCE SHEET
MARCH 31, 1996 (UNAUDITED)

                                          ASSETS


CURRENT ASSETS:
   Cash                                                        $     9,219
   Accounts receivable - net                                     2,075,903
   Inventories                                                   6,594,010
   Deferred income taxes and prepaid expenses                      359,446
                                                               -----------
       Total current assets                                      9,038,578

PROPERTY, PLANT, AND EQUIPMENT - net                            17,775,329

OTHER ASSETS:
   Note receivable from shareholder                                196,492
   Deferred loan fees and other - net                              661,858
                                                               -----------
       Total other assets                                          858,350
                                                               -----------
TOTAL ASSETS                                                   $27,672,257
                                                               ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                        $   965,000
   Notes payable                                                   380,047
   Accounts payable                                              2,154,408
   Accrued liabilities                                             604,910
                                                               -----------

      Total current liabilities                                  4,104,365

LONG-TERM DEBT                                                   8,426,275
SUBORDINATED DEBT                                                1,500,000
DEFERRED INCOME TAXES                                              679,000
COMMITMENTS AND CONTINGENCIES                                           --

REDEEMABLE PREFERRED STOCK                                       4,807,057

SHAREHOLDERS' EQUITY:
  Common stock, no par, 12,500,000 shares authorized,
   4,632,985 shares issued and outstanding                       7,623,014
   Retained earnings                                               532,546
                                                               -----------
      Total shareholders' equity                                 8,155,560
                                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $27,672,257
                                                               ===========







R.H. PHILLIPS, INC., dba THE R.H. PHILLIPS VINEYARD (A California
Corporation)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)


                                                       1995         1996
NET SALES                                           $ 3,179,148  $ 3,185,822

COST OF SALES                                         2,053,269    1,909,074
                                                    -----------  -----------
GROSS PROFIT                                          1,125,879    1,276,748

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            831,214      801,116
                                                    -----------  -----------
OPERATING INCOME                                        294,665      475,632

INTEREST EXPENSE                                       (267,488)    (307,490)

OTHER INCOME (EXPENSE) - NET                            (11,573)      13,346
                                                    -----------  -----------
INCOME BEFORE INCOME TAXES                               15,604      181,488

PROVISION FOR INCOME TAXES                               (6,300)     (66,000)
                                                    -----------  -----------
NET INCOME                                          $     9,304  $   115,488
                                                    ===========  ===========

NET INCOME PER SHARE                                $       .00  $       .03
                                                    ===========  ===========


COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                 3,645,859    4,632,985
                                                    ===========  ===========























R.H. PHILLIPS, INC., dba THE R.H. PHILLIPS VINEYARD (A California
Corporation)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)

                                                       1995         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $     9,304  $   115,488
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                       220,919      347,717
    Loss on disposal of property and equipment           19,409           --
    Changes in assets and liabilities:
      Accounts receivable                                 7,258      790,785
      Inventories                                       (99,759)    (239,540)
      Prepaid expenses                                 (473,370)      57,489
      Other assets                                       (8,107)     (38,625)
      Accounts payable and accrued liabilities         (390,370)     602,592
      Deferred revenue                                   27,500           --
                                                    -----------  -----------
        Net cash provided (used)
          by operating activities                      (687,216)   1,635,906

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (810,099)  (1,499,354)
                                                    -----------  -----------

           Net cash used in investing activities      (810,099)   (1,499,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                           3,087,187           --
   Issuance of redeemable preferred stock                    --    4,807,057
   Proceeds from long-term borrowings and
     notes payable                                    8,670,000      901,328
   Principal payments on long-term borrowings
     and notes payable                               (8,468,337)  (6,147,690)
   Payment of loan origination fees                    (379,735)      (1,500)
   Loans to shareholders                                 (4,001)      (4,152)
                                                    -----------  -----------

     Net cash provided (used)
       by financing activities                        2,905,114     (444,957)
                                                    -----------  -----------

INCREASE (DECREASE) IN CASH                           1,407,799     (308,405)
CASH AT BEGINNING OF PERIOD                              30,545      317,624
                                                    -----------  -----------

CASH AT END OF PERIOD                               $ 1,438,344  $     9,219
                                                    ===========  ===========

OTHER CASH FLOW INFORMATION:
   Interest paid (including capitalized interest of
     $68,500 and $99,500)                           $   383,685  $   272,268
                                                    ===========  ===========






Item 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In reviewing the following management's discussion and analysis, the reader should refer to the historical financial statements of the Company. The discussion of the results and trends does not necessarily imply that these results and trends will continue. For the purpose of the following discussion, a "case" means a 9-liter case of wine.

Liquidity and Capital Resources

     R.H. Phillips has historically financed its capital expenditures and liquidity needs through a combination of equity infusions and short and long-term borrowings. To date, the Company's cash flows from operations alone have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with the Company's growth.

     The Company has raised substantial amounts of debt and equity financing to reduce its dependence on higher interest debt and to finance the continued expansion of its vineyard and winery facility. In 1994, the Company issued convertible promissory notes in the amount of $1,500,000 to holders of existing promissory notes of the Company. During 1995, the Company received a loan from Metropolitan Life Insurance Company ("Metropolitan") in the amount of $7,500,000, completed a sale of common stock from which the net proceeds totaled approximately $2,873,000, and obtained a credit facility from U.S. Bank of California ("U.S. Bank"). The Company completed a sale of preferred stock to John Hancock Mutual Life Insurance Company ("Hancock") in March 1996. The net proceeds from the preferred stock totaled approximately $4,807,000. Descriptions of the convertible promissory notes and the Metropolitan loan are set forth in Form 10-KSB for the fiscal year ended December 31, 1995, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company has an agreement with U.S. Bank on a credit facility under which the Company can borrow a maximum of $6,200,000. The credit facility is comprised of an operating line of credit of $5,000,000 which is secured by accounts receivable and inventory, and a non-revolving line of credit of up to $1,200,000 which is secured by the 1996 grape crop. The operating line of credit expires in April 1997, at which time all principal and unpaid interest will be due and payable. However, U.S. Bank is currently in the process of performing its annual review of this line of credit, and management believes the maturity will be extended until April 1998. The annual interest rate on the operating line of credit is either U.S. Bank's prime rate or IBOR plus 200 basis points, at the Company's option. The non-revolving line of credit bears interest at an annual rate of U.S. Bank's prime rate plus 100 basis points and matures in November 1996. The credit available on this line increases throughout the year based on the Company's budgeted crop costs, and was approximately $352,000 as of March 31, 1996. Interest on both lines of credit is payable monthly. The lines of credit are used to finance the Company's working capital needs. As of March 31, 1996, the balance on the operating line of credit was approximately $520,000, and there was no balance outstanding on the non-revolving line of credit. Total credit available under both lines of credit was approximately $4,832,000.

     The Company has a loan agreement with Heller Financial, Inc. ("Heller") under which it may borrow a maximum of $1,000,000. Of the amount, approximately $645,000 was advanced to the Company in 1995, with the balance of $355,000 to be advanced at the Company's option. The loan is secured by equipment. Principal is payable in sixty equal monthly payments, and interest is payable monthly. The initial advance bears interest at a floating monthly rate of the one month LIBOR rate plus 3.32%.

     John and Karl Giguiere personally guarantee the obligations of the Company under the loan agreements with Metropolitan, U.S. Bank, and Heller. The guarantees will be released at such time as the Company's annual audited financial statements verify that the Company's tangible net worth exceeds $8,500,000 and the Company's ratio of consolidated total debt to consolidated total capitalization does not exceed 50%. All principal and interest under each of these loans will be immediately due and payable, at the option of the lender, if any person or group other than John or Karl Giguiere or their immediate families constitutes a majority of the Company's Board of Directors. The provisions in these loan agreements concerning change of control will be eliminated if and when the Company enters into employment agreements with John and Karl Giguiere which obligate them to remain employed by the Company through December 31, 1999. No such employment agreements are currently in place.

     The Company completed a sale of common stock and warrants to purchase common stock in its initial public offering during 1995. Net proceeds from the offering, after payment of commissions and expenses, totaled approximately $2,873,000. The Company issued 493,563 units in connection with the offering, with each unit consisting of two shares of common stock and one warrant to purchase one share of common stock at a price of $3.875. The warrants are exercisable, at the option of the holder, beginning March 31, 1996.

     In March 1996, the Company completed a private placement sale to Hancock of newly issued shares of Redeemable Senior Preferred Stock and detachable common stock warrants at a price of $5,000,000. Net proceeds from the sale, after payment of all commissions and expenses, totaled approximately $4,807,000. The securities sold consisted of 500,000 shares of Redeemable Senior Preferred Stock at $10per share and warrants to purchase up to 18% of the number of shares of common stock outstanding on a fully diluted basis (assuming full exercise ofthe warrants granted to Hancock) at a price of $4.00 per share. The warrants will be exercisable for ten years following the date of grant.

     The redeemable preferred stock bears a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of common stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The preferred stock will be redeemable by the Company beginning five years after issuance. The Company will be required to redeem 1/3 of the preferred stock eight years after issuance, 1/3 nine years after issuance, and the remainder ten tears after issuance.

     The Company's net working capital as of March 31, 1996 was $4,934,000, compared to $3,692,000 as of March 31, 1995. The increase in working capital was primarily due to the sale of redeemable preferred stock in March 1996, and to the operating line of credit obtained from U.S. Bank in May 1995, which has a maturity of greater than one year and which replaced shorter term debt.

     Net cash provided by operating activities for the three month period ending March 31, 1996 totaled $1,636,000, compared to net cash used by operating activities of ($687,000) for the period ending March 31, 1995. The primary reasons for the difference in cash flows pertain to timing differences on accounts receivable and accounts payable. Because accounts receivable were larger as of December 31, 1995 than December 31, 1994, cash collected during the first three months of 1996 totaled approximately $4,069,000, compared to $2,839,000 for the same period in 1995. Accounts payable and accrued liabilities increased by $603,000 during the first three months of 1996, compared to a net decrease of ($390,000) in 1995 which consumed greater amounts of cash.

     The Company has historically made substantial capital expenditures to expand its vineyards and winery facilities, and intends to continue these expansions. The purpose of the expansion is to increase the Company's production capabilities so that the Company can lessen or eliminate its dependence on outside grape and bulk wine purchases and processing, thus reducing costs of production and increasing gross profits.

     The Company began the second phase of its winery expansion in April 1996. The current plans for this phase include the construction of an 18,000 square foot barrel building and tank pads. The Company currently plans to purchase various equipment, including 26 stainless steel wine tanks with total storage capacity of approximately 422,000 gallons, a refrigeration system, a grape press, a grape crusher, a must pump, barrels, and other equipment. Management expects the cost of this phase to total approximately $4,600,000.

     The Company has begun development on 400 acres of new vineyards, and currently intends to plant an additional 375 acres in 1997, 285 acres in 1998, and 90-100 acres each in 1999 and 2000. The additional acres will be planted both on land the Company currently owns and land the Company intends to acquire in the future. In October 1995, the Company entered into an agreement to purchase approximately 900 acres at a price of approximately $1,362,000. The Company has an option agreement to purchase an additional 100 acres at a price of approximately $100,000. Both of these parcels are located immediately adjacent to land currently owned by the Company. By the year 2000, the Company intends to have approximately 1,700 acres of vineyard under cultivation on approximately 2,700 acres of land. However, there can be no assurance that the Company will be able to acquire additional land or expand the vineyards at that rate.

     The Company plans to use the proceeds from its preferred stock offering, potential proceeds from the exercising of warrants, internally generated funds, and other financing to fund its 1996 vineyard plantings and winery expansion. The Company believes it will need to raise additional debt or equity financing to fund future plantings and plant expansions. If the Company does not obtain additional financing, the Company believes it will need to reduce the rate at which it expands its vineyard plantings and the winery facilities.

     Phylloxera infestation will potentially have a negative impact on the Company's grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the 846 acres currently under cultivation by the Company, 369 acres have rootstock which is susceptible to Phylloxera. Management estimates that the commercially productive life of these vineyards is ten years from January 1, 1994, as compared with the twenty-five year life generally estimated for vineyards, and that the reduction in the useful life of these vineyards will result in an increase in depreciation of approximately $65,000 per year. The Company is treating all vineyards believed to be currently at risk for Phylloxera with Furadan, a chemical which is believed in the industry to slow the spread of Phylloxera. The Company estimates that Furadan treatments will cost approximately $45,000 per year. Both the increased depreciation charges and the cost of the Furadan are added to the cost of grapes harvested, thus increasing cost of sales. In addition, the Company is planning to combat the effects of Phylloxera through the use of innovative grafting methods.

     The Company is conducting a program of removing and replacing those vines which have shown the largest decline in yields due to Phylloxera, and plans to replace them with grape varieties which have greater consumer demand and higher profit margins. Vines used to replace those infested by Phylloxera and all other new plantings will contain rootstock which is believed in the wine industry to be resistant to Phylloxera.

     The seasonality of the Company's sales affects the Company's liquidity and capital requirements. In the past, the Company has borrowed funds on a short term basis each year beginning in February or March to fund crop growing costs. Short term borrowings increase substantially from August through November due to additional costs from harvest, wine production, and increased bottling activity in preparation for higher sales during the holiday season.

     The above discussion concerning future financing needs, vineyard and winery expansion, the impact of Phylloxera and factors affecting liquidity are forward looking statements. Although management believes that these statements are reasonable in view of the facts available to it, past experience, and trends in the industry, there can be no assurance that any of these statements will prove to be true. There are many factors which could have a material impact upon whether these projections will be realized or whether these trends will continue. Among these factors are the following:

     Availability of Future Financing. The rate at which the Company is able to expand its facilities is heavily dependent upon its ability to raise additional debt or equity financing. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside of the control of the Company. The Company plans to use the proceeds derived from the exercise of the warrants issued in the Company's initial public offering to assist in financing the expansion of the winery and vineyards. The Company also plans to raise additional debt or equity financing to pay for the expansion. If some or all of these warrants are not exercised, or the Company is not able to raise additional debt or equity financing in an amount sufficient to meet projected expansion costs, the Company will be required to reduce, perhaps substantially, the rate at which it expands its facilities.

     Costs of Expansion. Management has based its assumptions concerning the costs of expansionon estimates which it believes are reasonable. However, there can be no assurance that the Company's estimates as to the costs of expansion will prove to be correct. If these costs are higher than anticipated, the Company may be required to raise an even greater amount of financing or reduce the rate of expansion of its facilities.

     Costs of Production. Statements with respect to the general decline in the Company's cost of production are based on management's assumptions concerning the likely levels of sales by the Company during 1996, projected yields from the Company's vineyards and beliefs as to the cost and availability of bulk wine and grapes from the spot market. If, for example, the Company's sales increase at a faster rate than anticipated or the Company's grape production is lower than projected, the Company could be forced to make additional purchases of grapes and wine on the spot market.
In view of current prices and lack of availability of good quality bulk wines and grapes, management believes that such an event could increase the Company's costs of production.

      Market Conditions. Assumptions as to the desirability of expansion are based to a great extent on management's belief concerning the current status of and trends within the wine industry. Market conditions in the wine industry have changed substantially from time to time. To the extent that market conditions change substantially in the future, the rate at which management deems it advisable to expand the Company's vineyard and winery facilities may be adjusted.

     Phylloxera Infestation. The discussion concerning Phylloxera infestation and the costs associated with it are based on the Company's examination of its vineyards and industry information concerning Phylloxera. If this information changes or proves to be inaccurate, the Company's costs in replacing vineyards and treating infested vines could increase.

Results of Operations

     Net sales for the three month period ended March 31, 1996 remained substantially the same as those for the corresponding period in 1995. The average selling price per case increased from approximately $35.10 during the first three months of 1995 to $36.45 per case for the same period in 1996. The increase in the average selling price resulted primarily from price increases on the Company's Night Harvest wines as well as on the Company's Chardonnay and Cabernet Sauvignon classic varietals. The number of cases sold during the first three months of 1996 was approximately 83,200, a decrease of 8% from the number sold during the corresponding period in 1995. Management believes that the decrease in case sales is primarily due to the price increases and to management's decision to reduce sales program allowances.

   Gross profit increased from 35% of sales for the three month period ending March 31, 1995 to 40% of sales for the same period in 1996. Net sales and cost of sales during both periods included the sales of bulk wines.
Excluding these sales, the gross margins were 36% during the first three months of 1995 and 42% during the corresponding period in 1996. The higher gross margin during the first three months of 1996 was primarily due to the price increases discussed above, and to lower costs on the most recent vintages sold in 1996 as compared to the vintages sold during the first three months of 1995. The average cost per case sold during the first three months of 1996 decreased by 5% from that sold in 1995, from approximately $22.35 per case to $21.20 per case.

     Selling, general and administrative expenses decreased as a percent of sales for the first three months of 1996 compared to 1995, from 26% to 25%. Selling expenses decreased from approximately $703,000 during the first three months of 1995 to $571,000 during the corresponding period in 1996, primarily due to lower sales programming expenses. General and administrative expenses increased from $110,000 during the first three months of 1995 to $210,000 in the corresponding period in 1996.

     Total interest expense for the first three months of 1996 was $307,500, or 9% of net sales, compared to $267,000, or 8% of net sales, in the corresponding period in 1995. The Company capitalized approximately $99,500 of additional interest pertaining to vineyard development in the first three months of 1996 and $68,500 of interest in the first three months of 1995.
The increase in total interest expense during the first three months of 1996 as compared to the same period in 1995 was primarily due to increased levels of borrowing by the Company to finance vineyard and winery expansion in 1996.

     The Company had net income of $115,000 for the period ending March 31, 1996, compared with a net income of $9,304 during the same period in 1995. This increase was primarily due to lower product costs and higher margins.

                             PART II


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits


Exhibit No.      Description



3.1*             Articles of Incorporation
3.2**            Bylaws
4.1*             Warrant Agency Agreement by and between the Company and
                 American Stock Transfer & Trust Company
4.2*             Form of Common Stock Certificate
4.3*             Form of Common Stock Purchase Warrant Certificate
4.4*             Warrant to Purchase Common Stock issued to Capitol Bay
                 Securities
4.5*             Form of 5 Year 6% Convertible Subordinated Note of the
                 Company
10.1*            Loan Agreement between the Company and Metropolitan Life
                 Insurance and Related Agreements, dated January 20, 1995
10.2**           Loan Agreement between U.S. Bank and the Company and Related
                 Agreements, dated May 26, 1995.
10.3**           R.H. Phillips, Inc. 1995 Stock Option Plan and forms of
                 Incentive Stock Option Agreement and Non-Statutory Stock
                 Option Agreement.

* Documents were filed as exhibits to the Annual Report of the Company on Form 10-KSB for the year ended December 31, 1994 and are incorporated by reference.

** Documents were files as exhibits to the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 1995 and are incorporated by reference.

(b) Reports on Form 8-K.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.



                                                          R.H. PHILLIPS, INC.
                                                             (Registrant)


Date: April 13, 1996          /s/ Karl E. Giguiere
                                  Karl E.Giguiere,
                                  Co-Chief Executive Officer


Date: April 13, 1996          /s/ Robert T. Moore
                                  Robert T. Moore,
                                  Principal Financial Officer