Form 10QSB/A
period 1996-03-31
PHILLIPS R H INC
filed 1996-05-15
CIK 925712

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549


                             Form 10-QSB/A
                            Amendment No. 1


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

Amends Items 2 and 6(a)

     The purpose of this amendment to the Quarterly Report on Form 10-QSB for the period ended March 31, 1996 (the "Quarterly Report") of R.H. Phillips, Inc. (the "Company") is to : ii) make certain corrections to
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the schedule to the exhibits set forth in
Item 6(a); and (ii) to add the financial data schedules required under
Item 602(c) of Regulation S-B. For the convenience of the reader, the Company has chosen to reproduce Item 1, "Financial Statements" of the Quarterly Report in this amendment, although no changes to such financial statements have been made.

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
                                                    ===========  ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In March 1996, the Company completed a private placement sale to Hancock of newly issued shares of Redeemable Senior Preferred Stock and detachable common stock warrants at a price of $5,000,000. Net proceeds from the sale, after payment of all commissions and expenses, totaled approximately $4,807,000. The securities sold consisted of 500,000 shares of Redeemable Senior Preferred Stock at $10 per share and warrants to purchase up to 1,346,788 shares of common stock outstanding on a fully diluted basis (assuming full exercise of the warrants granted to Hancock) at a price of $4.00 per share. The warrants will be exercisable for ten years following the date of grant.

     The redeemable preferred stock bears a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of common stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The preferred stock will be redeemable by the Company beginning five years after issuance. The Company will be required to redeem 1/3 of the preferred stock eight years after issuance, 1/3 nine years after issuance, and the remainder ten years after issuance.

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

     Costs of Expansion. Management has based its assumptions concerning the costs of expansion on estimates which it believes are reasonable. However, there can be no assurance that the Company's estimates as to the costs of expansion will prove to be correct. If these costs are higher than anticipated, the Company may be required to raise an even greater amount of financing or reduce the rate of expansion of its facilities.

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

                             PART II


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.      Description

27.              Financial Data Schedule
10.1** Securities Purchase Agreement between the Company and John Hancock Mutual Life Insurance Company, dated March 27, 1996

** Documents were filed as exhibits to the Annual Report of the Company on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference.

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