Form 10KSB/A
period 1995-12-31
PHILLIPS R H INC
filed 1996-07-23
CIK 925712

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10-KSB/A
                                AMENDMENT NO. 1


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _________________ to ___________________

                           Commission File No. 0-26276

                               R.H. PHILLIPS, INC.
                 (Name of small business issuer in its charter)

           California                                         68-0313739
(State or other jurisdiction of incorporation or           (I.R.S. Employer
organization)                                             Identification No.)

26836 County Road 12A, Esparto, California                       95627
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (916) 662-3215

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                               No Par Common Stock
                                (Title of Class)

            Warrants to Purchase Common Stock, Expiring April 1, 1997
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $15,498,210

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 20, 1996:
$14,878,854

Number of shares outstanding of each of the issuer's classes of common equity as of March 20, 1996: 4,632,985.

Transitional Small Business Disclosure Format:   Yes     No  X
                                                     ---    ---

PURPOSE OF AMENDMENT

The following items of the Annual Report on Form 10-KSB of R.H. Phillips, Inc. (the "Company") for the year ended December 31, 1995 are hereby amended: Items 1, 6, 7 and 13. Each item, as amended, is set forth in its entirety below.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         As used herein, "R.H. Phillips business" shall refer to the R.H. Phillips vineyard and winery business. The "Company" shall refer to R.H. Phillips, Inc., the issuer to which this report pertains.

         The Company makes and sells premium varietal table vines. The Company's vineyard, winery and corporate headquarters is located in the Dunnigan Hills region of California, approximately 30 miles north-east of the Napa Valley wine region. The Company's wines are sold throughout the United States and in several other countries. Since John and Karl Giguiere, the Chief Executive Officers of the Company, founded R.H. Phillips in the early 1980s, shipments of R.H. Phillips' wines have expanded from 4,552 cases of wine in 1984 to 401,000 cases of wine in 1995.

BUSINESS OF ISSUER

         PRODUCTS

         The Company produces and sells wines in the so-called "table wine" category. "Table wines" are those with 7% to 14% alcohol by volume and which are generally consumed with foods. Table wines which retail for less than $3.00 per 750 ml (milliliter) bottle are generally referred to as generic or "jug" wines. Table wines which retail in the $3.00 to $7.00 range are referred to as "premium" or "popular premium" wines, wines which retail from between $7.00 to $14.00 per bottle are considered "super premium" wines and those which retail above $14.00 per bottle are considered "ultra premium" wines.

         R.H. Phillips has developed a diverse line of products including popular premium, super premium and ultra premium cork-finished varietal table wines. The Company markets its products under primary as well as secondary labels. Primary label products feature the "R.H. Phillips" name, and are divided into three brand groups, with each group distinguished by a type of wine and price structure. The two secondary label wines have a lower cost base and are intended to compete aggressively with other lower-priced premium wines.

         The EXP SERIES is comprised of two Rhone varietals, Syrah and Viognier, which are traditional to France's Southern Rhone Valley. The EXP Series wines are bottled in 750 ml bottles, and retail for about $12 each.

         Chardonnay and Cabernet Sauvignon are the two R.H. Phillips wines considered the CLASSIC VARIETALS. R.H. Phillips has become a recognized quality leader for Chardonnay and Cabernet Sauvignon priced under $10 per bottle and receives significant positive recognition from well-known wine critics such as Robert Parker. The lower viticultural cost associated with the Dunnigan Hills has made it possible for R.H. Phillips to improve wine quality by applying a portion of production savings to oak barrel fermentation and barrel aging. These processes give the wines a definite quality edge within their price structure. Both the Chardonnay and Cabernet Sauvignon are bottled in 500 ml, 750 ml and 1.5 liter bottles. Both wines retail for about $6, $8 or $14 per bottle, depending on the size.

         The NIGHT HARVEST series are blends of varietal wines which are named for the innovative night harvesting methods developed by the Company to retain grape freshness. The wines in this series consist of Sauvignon Blanc, Mistura and White Zinfandel. The method of night harvesting allows the processing of cooler fruit, producing maximum flavor from the grapes without extracting bitterness which emerges at higher processing temperatures. Wines in this group are delicate, smooth-textured blends of various varietals, designed to gain maximum flavor from the blending process. Night Harvest wines are bottled in 500 ml, 750 ml and 1.5 liter bottles. Retail prices for blends in this group, depending on bottle size, range from about $4 to $10 per bottle.

         The DIAMOND G and CHATEAU ST. NICHOLAS labels are two secondary label wines in which the R.H. Phillips name does not appear on the label. These wines are not barrel aged, allowing the wines to be produced and sold at a lower price. Diamond G Chardonnay was introduced in 1993, and Diamond G Cabernet Sauvignon was added in 1995. Due to its lower retail cost, Diamond G wine is able to compete with inexpensive varietals from much larger producers such as Glen Ellen and Sutter Home. Diamond G is produced in 750 ml and 1.5 liter bottles, and retails for about $6 or $10 per bottle. Chateau St. Nicholas is a seasonal label, offered both as a blended Chardonnay and as a blended White Zinfandel, in a 750 ml bottle or a gift pack consisting of two 500 ml bottles. Chateau St. Nicholas retails for about $6-7 for the 750 ml bottles, and $12 for the gift pack. Management believes that Chateau St. Nicholas is a mature brand, sales of which are not likely to change significantly from its 1995 levels.

         Although R.H. Phillips primarily focuses on building its brand named wines, the Company continues to process some private label wine. In 1995, private label sales represented 7% of total sales. Management intends to reduce the percentage of private label to approximately 5% by replacing existing lower margin private label business with specialized private label programs, which carry higher contribution margins.

         SALES BY PRODUCT

         The varietal makeup of R.H. Phillips wines has changed since the business was founded. In the first years of full product line sales, generic white and red table wine represented a larger portion of R.H. Phillips' sales than any of its varietals. In 1995, the generic table wines represented only 2% of total sales, whereas sales of Chardonnay, White Zinfandel, Sauvignon Blanc and Cabernet Sauvignon equaled 41%, 18%, 18% and 11% of total sales, respectively.

         Management of R.H. Phillips is reducing production of Chateau St. Nicholas to prevent competition with the R.H. Phillips brand during the holidays, and to focus the distributors' efforts on building the R.H. Phillips brand. Sales of Chateau St. Nicholas, which peaked at a high of 68,000 cases in 1991, declined to approximately 32,000 cases in 1995.

         DISTRIBUTION

         The Company's sales strategy has focused on the creation, retention and expansion of a large, nation-wide distributor network supported by in-house sales personnel. The Company's brands are distributed nation-wide by a network of 89 unrelated wholesale wine distributors who buy inventory at wholesale prices. Five direct sales representatives, who are R.H. Phillips employees, work with the distributors and receive salary plus volume bonuses. Seven independent R.H. Phillips-appointed wine brokers also work with the distributors and are paid a commission only on their sales. Each sales representative and broker has the responsibility of managing the wholesale network established in his or her region. Each distributor represents a large number of products, so the R.H. Phillips representative is the critical link between the winery and the wholesaler, facilitating communication, dealing with special promotions, and inspecting sales performance.


         The Company's non-employee sales representatives and wine brokers are paid a commission based on a percentage of the dollar amount of wine orders they obtain from the Company's distributors. The sales representatives generally are not subject to agreements which obligate them to market the Company's wines for any specific period, or which prohibit the Company from replacing any sales representative upon notice to the representative. However, one sales representative, Citadel Trading Corp. (""Citadel''), which accounted for 48% of all orders placed by distributors for the Company's wines in 1995, has an agreement with the Company which provides that Citadel is the exclusive sales representative of the Company in the states of Maine, New Hampshire, Vermont, Connecticut, New York, Massachusetts, New Jersey, Pennsylvania and Rhode Island. The agreement will expire on January 1, 1998, unless terminated prior to that date by either party for cause. The agreement provides that Citadel will relinquish its marketing rights to the Company's wines if there is a substantial decline in sales in Citadel's territory. During the term of that agreement, Citadel may not act as representative of another California winery in competition with the Company without the Company's consent.


         There has been substantial consolidation among alcohol distributors during the last several years. Virtually all of the distributors the Company uses also sell other brands of wine and other alcoholic beverages. As a result, the Company believes that a strong distribution network which is able and willing to sell the Company's wines is especially important for the Company.

         The three largest distributors of R.H. Phillips' wines are Wine Warehouse, Lauber Imports, Ltd., and M.S. Walker. In 1995, Wine Warehouse, which distributes wines in California, accounted for approximately 13% of sales. Lauber and M.S. Walker, both of which distribute wines in the northeastern United States, accounted for approximately 12% and 11% of total sales respectively.


         The Company's standard sales terms provide that payments for wines purchased by distributors are due 30 to 60 days after shipment at prices set forth on the Company's price lists. The Company does not have contracts with any of its distributors which obligate them to purchase any specified amount of wine over any defined period. It is therefore possible for a distributor, including one of the Company's major distributors, to cease purchases of the Company's wines at any time.


         Management estimates that the end customers of the Company's wine and spirits distributors include bars and restaurants (approximately 20%), grocery store chains (40%) and liquor stores (40%).

         SALES AND MARKETING

         Being a low cost producer of quality varietal wines is a key element of the Company's business and sales strategy. This is manifested in a retail price for R.H. Phillips' wines at or below $8 per bottle in the popular premium category. Many premium winemakers in California with higher cost structures have priced their wines in the super and ultra-premium categories. The Company believes that wines in these categories are typically the first prices to yield to competitive pressures, resulting in reduced cash flow and earnings for those wineries unable to maintain their prices.

         The Company's sales expenditures take various forms. The Company pays salaries, wages and commissions to its sales personnel. In addition, the Company uses advertising and sales promotional expenses to promote products in either a "push" or "pull" manner. "Push" programs include such sales tools as dollar discounts, product give-aways, and spiffs (dollar sales incentives) for distributor sales personnel who sell R.H. Phillips products. "Pull" programs include media advertising, travel and entertainment, point of sale materials, tasting rooms, and various promotional events. Management considers "push" programs to be the most productive way to generate new sales per noncompensation dollar expended at its current sales levels. Although "pull" programs are more costly to implement, management believes that they will provide a greater return over the long run by building brand recognition.

         The Company's projected growth will require additional sales and marketing personnel. R.H. Phillips currently has 5 in-house sales representatives. The Company added one in-house representative in February, 1996, another in March, 1996. The new representatives work in Arizona and Colorado. R.H. Phillips also employs a National Sales Manager. The Company plans to hire a Public Relations Director in 1996.

         The Company reviews regional sales performance and the extent of brand penetration within each region. The Company's wines are sold throughout the United States and in several foreign countries. Of these regions, the Northeastern United States was the region which accounted for the single highest percentage of R.H. Phillips' sales in 1995, constituting approximately 38% of total sales. The northern Midwest was R.H. Phillips' second largest region, with approximately 10% of total sales in 1995. California is divided into two regions (Northern and Southern), which combined accounted for approximately 13% of total sales in 1995. Approximately 2% of total sales in 1995 were to foreign countries. These countries consisted primarily of Canada, the United Kingdom, and the Bahamas.

         SUPPLIERS

         The Company purchases supplies from outside parties to conduct its business. Supplies include bottles, corks, fertilizers and pesticides, labels and packaging supplies. Management believes it has strong relationships with all of its major vendors. The Company believes it is not dependent on any single supplier and would be able to find substitute suppliers if necessary.


         To the Company's knowledge, no other California winery of comparable size produces a majority of wines it sells from vineyards it owns or leases. Most wineries rely on contracts with individual growers to provide a substantial portion of their grapes and/or supplement supplies with purchases of grapes and bulk wine on the so-called "spot market." In 1995, the Company's vineyards provided approximately 47% of its grape requirements and in addition, the Company purchased approximately 1,000 tons of grapes, or 14% of its grape requirements, from Company farmed and managed vineyards owned by C. Mondavi & Sons d/b/a Charles Krug. The Company has entered into an agreement with Charles Krug to purchase 700-800 tons of grapes in 1996 and approximately 700 tons of grapes in 1997 grown on this property. As a part of its expansion program, the Company intends to increase the percentage of its grape requirements provided by its own vineyards to approximately 80% in 1998 and 90% in 2000.

         The Company satisfies the remainder of its production requirements from purchases of grapes from outside growers and bulk wines on the spot market. The supply and price of available grapes have generally been subject to considerable fluctuations. One factor which has reduced the available supply of grapes is Phylloxera damage, which has reduced grape harvests in Napa and Sonoma Counties. See "Business -- Agricultural Hazards." Another factor during 1994 and 1995 was the unusually wet and cold winter and spring, which further reduced grape harvests in the Napa and Sonoma grape growing areas. The price which Ernest & Julio Gallo, the largest purchaser of bulk wine and grapes, pays for these products has a considerable impact upon the average price of bulk wines and grapes in the industry.


         PRODUCTION

         R.H. Phillips shipped approximately 401,000 cases of wine in 1995. Of the total wine R.H. Phillips sold in 1995, approximately 47% of the grapes processed into wine by R.H. Phillips were grown in its vineyards. Production is supplemented by outside bulk purchases of grapes and wine, as required.

         Present storage capacity in the Company's warehouse is 55,000 cases of wine, which is fully utilized. The Company currently owns two grape presses, with a pressing capacity of approximately 300 tons per day. The Company's current tank capacity for fermentation and storage is approximately 1,025,000 gallons. The Company owns or leases 4,250 oak barrels, with storage capacity totaling approximately 246,500 gallons. The Company currently has storage capacity for approximately 4,500 barrels.


         The Company is in the process of expanding its vineyard and winery with the goal of substantially reducing its reliance on outside grape, bulk wine and processing costs, thereby improving gross profits. Management plans to increase wine processing capacity at the winery by expanding the winery, and acquiring additional cooperage and equipment. The first phase of the winery expansion was completed in September, 1995, and included two new barrel buildings, crush and tank pads, sixty wine tanks, and other equipment. This phase added approximately 33,000 square feet to the winery facility.

         The Company currently plans to begin the second phase of the winery expansion in April, 1996, and to complete it prior to the 1996 harvest. The current plans for this phase include the additions of a 18,000 square foot barrel building, tank pads and a tasting room. These additions are projected to add approximately 40,000 square feet to the size of the winery. The Company currently plans to purchase various equipment, including 26 stainless steel wine tanks, a bottle labeler, grape press, a grape crusher, a must pump, barrels, and other equipment. Phase 2 of the winery expansion is expected to cost approximately $4,100,000. After completion of Phase 2 the Company's grape pressing capacity will be to a maximum of approximately 500 tons per day. Tank fermentation and storage capacity will increase to approximately 1,477,000 gallons, and barrel storage capacity will increase to approximately 400,000 gallons. The new barrel building will have storage capacity for approximately 6,700 barrels.

         The Company planted approximately 200 acres of vineyards in 1995, and plans to plant 400 acres in 1996, 375 acres in 1997, 285 acres in 1998, and 90-100 acres each in 1999 and 2000. The vineyard expansion will require the purchase of miscellaneous vineyard equipment. By the year 2000, the Company plans to have approximately 1700 acres of land devoted to vineyards, which will be located both on land which the Company currently owns and land which it plans to purchase.

         RESEARCH AND DEVELOPMENT

         R.H. Phillips maintains a three-acre experimental vineyard where new grape varieties are planted and small-scale viticultural experiments conducted. Such variables as the amount of irrigation water received by a vine, crop level per vine, and different approaches to canopy management are tested on the plot. Promising grape varieties and viticultural practices are then further tested in the main vineyard. Research is currently being conducted in the following areas:

         Dry Land Red Grape Production The Rhone varieties are being moved from irrigated land to a dry land, semi-arid format. By shrinking the fruit cluster and berry size, R.H. Phillips hopes to improve wine color, flavor and richness.

         Vertical Trellising The Company is investigating ways to increase the exposure of fruit to the sun in order to increase the fruitiness of the wines;

         pH Manipulation In the warm climate of the Dunnigan Hills, high pH can cause shifts in fruit flavor and reduce the shelf life of the finished wine. Experiments with soil potassium levels, irrigation amounts and maturity levels at harvest are being conducted;

         Organic Viticulture Experiments are underway to actively promote elimination of both insecticides and herbicides from the vineyards;

         Wine making A number of Winemaking experiments are carried out each year. Wine variables are changed and the results are evaluated through blind tastings and statistical analyses. Yeast strains and fermentation temperatures are examples of two Winemaking variables that are tested.

         R.H. Phillips actively exchanges viticultural and Winemaking information with other firms in the industry. A close working relationship with the faculty of the Department of Enology and Viticulture at the University of California at Davis is also maintained. Staff members of R.H. Phillips have visited a number of wineries in Europe and personnel from French, Australian and South African wineries and vineyards have toured its facilities. These visits have resulted in a valuable exchange of technical information.

         COMPETITION

         The California table wine industry in 1995 had approximately $3.8 billion in sales according to the December, 1995 edition of WINEDATA published by Gomberg, Fredrikson and Associates. Of the 34 states that produce wine, California wineries dominate the industry, producing approximately 72% of the total wine sold in the U.S. As of mid-1993, California had about 700 wineries concentrated in the major viticultural regions of the state. The three largest wineries, known as "the Big Three," are E. & J. Gallo, The Wine Group, and Canandaigua Wine Company. The shipment volume of the Big Three in 1995 accounted for approximately 60% of total wine sales in California. The Company is the 22nd largest shipper of wines in California, according to the December, 1995 Gomberg, Fredrikson Report.

         The California wine industry is extremely competitive. Many new wineries have been established in the last few years which compete to some extent with the Company. The competitive environment will continue to be intense in all likelihood and management believes it is doubtful that many of the smaller wineries with comparatively high costs of production and limited financial resources will be able to survive. Management believes that competition in the wine industry will likely increase, thereby applying pressure on the Company to reduce its prices, which could potentially reduce future profits.

         Although per capita wine consumption in the United States has declined since 1983, premium wine shipments and total revenues from premium wines have increased steadily in the last 15 years. According to the December 1995 edition of WINEDATA, the overall decline appears to be based on a sharp drop in consumption of jug wines and a shift by consumers of wine coolers to malt based beverages. Management believes that the shift in consumer preference from jug wines to premium wines is due to a number of factors, including health concerns and greater consumer education regarding higher quality wines. Total revenues for Ultra-premium table wines increased by 9% for 1995, Super-premium wines increased 22% and Popular-premium wine sales increased by 36%.



         TRADEMARKS

         The Company does not have any currently effective federal registrations covering its trademarks. The Company has adopted a program to establish and protect its rights in its trademarks and trade names. In 1995, the Company applied to register certain of its trademarks and trade names with the U.S. Patent and Trademark Office.

         EMPLOYEES

         The Company has approximately 85 full-time employees. In addition to the full-time positions, the Company employs part-time labor for vineyard development, pruning, harvest, and peak bottling season. None of the Company's employees are covered by a collective bargaining agreement and the Company is unaware of any labor disputes with its employees.

         AGRICULTURAL HAZARDS

         The growing of grapes for wine production is heavily dependent upon favorable weather conditions. Drought or excessive rain can adversely affect production. Excessive heat or cold, especially at or near the time for harvest, can adversely affect the quality of grapes for wine production. The Company to date has not generally suffered significant problems with its grape production due to weather conditions. If adverse weather conditions did adversely affect production, the Company would need to increase its outside purchases of grapes and bulk wines, which might in turn increase costs of production without a corresponding increase in the Company's sales revenues.

         PHYLLOXERA, OTHER DISEASES

         Over the past several years many California vineyards have been severely damaged by Phylloxera, an aphid-sized root louse. The pest lives and propagates in the soil and feeds on the roots of vines. Phylloxera does not affect fruit quality of the infested vines and is not harmful to humans. However, Phylloxera causes a progressive decline in grape production until eventual vine death. Chemical insecticides can slow the progress of vine deterioration, but once a vine is infested it is not possible to eradicate Phylloxera. The preferred solution of the Company is to remove the infected vines and replant them with root stock believed to be Phylloxera-resistant.

         There are two different types of Phylloxera, Biotype A and Biotype B. Biotype A has been known to the industry for many years and has been partially suppressed through the use of resistant root stock. Biotype B is a new, mutant strain that is fast-spreading and destroys a vineyard faster, due to increased reproductive cycles in a given year. Biotype B typically has 6-8 reproductive cycles while Biotype A usually has 3 reproductive cycles in a given year.

         Biotype A was inadvertently introduced to Europe in the 19th Century through experimental viticulture with American rootstock. The native European vines had no resistance to the pest and European vineyards were decimated. The solution was to replant the vineyards with 100% American rootstock that had evolved a natural resistance to the louse, and then to graft on European bud stock. However, the 100% American rootstock proved to be deficient in productivity. In the 1960's, a hybrid rootstock which was largely American in heritage, but had some European parentage, was developed. This rootstock was called AxR1, and for nearly 20 years offered grape growers both resistance to Biotype A and higher yields. During the 1970's and through the mid 1980's, approximately 80% of the vineyard plantings in Napa and Sonoma were AxR1 rootstock. With the advent of Biotype B, the AxR1 hybrid was discovered to be vulnerable to this more devastating strain of Phylloxera due to AxR1's partial European heritage. Biotype B has infested vineyards in Napa and Sonoma Counties, causing particularly serious damage. According to the August 1994 George M. Schofield Company Grape Intelligence report, approximately 20% of the 73,000 vineyard acres in Napa and Sonoma countries were infested by Biotype B as of 1993 year-end. Additionally, Biotype B infestation is beginning to appear in the other coastal vineyard areas of Monterey, Mendocino and Lake counties.

         R.H. Phillips has not been susceptible to the more destructive Biotype B root louse because of its use of non-AxR1 stock in the original vineyard plantings. In addition, due to the warmer climate and careful farming practices, the infestation of the R.H. Phillips vineyards was delayed somewhat. However, of the 846 acres currently under cultivation, approximately 369 acres of R.H. Phillips' vineyards are susceptible to Biotype A Phylloxera. Based on tests management has performed, management believes that of these 369 acres, portions of 130-230 acres have the presence of Phylloxera. Of these 130-230 acres, approximately 60 acres are showing visible symptoms of decline. Management believes that there exists potential significant loss of production from some of the infested vines. Many of these vines were scheduled for removal before they were discovered to have been infested with Phylloxera. The Company had made the decision to replace a portion of these vines due to changes in market demand of certain varietals, and recent innovations in trellising and vine spacing. The Company plans to replant these vines with root stock believed in the wine industry to be resistant to Phylloxera.

         In addition to Phylloxera, grape vines are subject to a variety of other damaging diseases which have afflicted California vineyards. The Company is taking steps to reduce the likelihood of infestation. These include use of chemical treatments and organic methods, such as use of natural insect enemies of the pests, to control them.

         WATER SUPPLY

         The Company uses drip irrigation from well water supplies to irrigate its vineyards. The wells have proven to be a reliable source of water, even through the six years of drought that California recently endured. Management believes that these sources of water will remain available for the foreseeable future. However, there can be no assurance that sufficient water will be available from underground aquifers. The Company is experimenting with dry land farming techniques for some of its Rhone varietal grapes which are native to areas with relatively little rainfall. If successful, this could reduce the Company's dependence on irrigation.

         REGULATION

         The U.S. wine industry is subject to substantial federal, state and local regulation. The Bureau of Alcohol, Tobacco and Firearms ("BATF") is the federal agency primarily responsible for regulating the production and sale of wine. The BATF has promulgated the numerous wine industry-related regulations. These regulations include the licensing of wine producers, limitations on chemical additives in wines, advertising standards, labeling requirements and numerous other aspects of wine production and sales.

         The BATF also collects federal excise taxes on wine. The amount of federal excise tax is based on the total volume of wine shipped and the alcohol content of that wine. The tax on wine with an alcohol content in excess of 14% is greater than the tax assessed on wine with a lesser alcohol percentage. The current federal excise tax on wines produced by the Company, all of which contain less than 14% alcohol, is $1.07 per gallon for a total of $2.55 per case. The California state excise tax is

$0.20 per gallon of wine sold into California. Some other states also collect excise taxes from out-of-state wineries based on the volume of their in-state sales.

         State governments also regulate the production and shipment of wine. Although the laws and regulatory requirements of the states differ, most states require that wineries be licensed by the appropriate state authorities before they are allowed to ship wine into the state. The Company has obtained licenses from those other states in which it believes it is necessary to be licensed. Most states also require prior state approval of wine labels and set other standards for the manufacture and sale of wine. Wineries are subject to periodic inspections and audits by the BATF and the state alcohol regulatory authorities. In California, the wine regulatory agency is the Department of Alcoholic Beverage Control.

         In addition to alcohol-related governmental regulations, grape growers, wine producers and wine shippers are subject to a broad range of other regulatory requirements. Local zoning regulations are one example. Other regulations govern the use, storage and disposition of pesticides, fuels and lubricants and other chemicals. The Company believes it is in substantial compliance with all material applicable laws and regulations relating to R.H. Phillips' business. Management is unaware of any environmental problems on or near the vineyard and winery which could have a materially adverse impact on the Company's business.

BUSINESS DEVELOPMENT

         The Co-Presidents of the Company, John and Karl Giguiere, founded the R.H. Phillips vineyard and winery business in 1981. The R.H. Phillips vineyard and winery business was originally operated by two California corporations, The R.H. Phillips Vineyard, Inc. and RHP Vineyards, Inc., of which the Giguieres were majority owners. In 1989, the assets of those corporations were transferred to a limited partnership named R.H. Phillips Partners, of which the two corporations became the general partners. The Company was incorporated as a California corporation in February, 1994 to serve as the corporate entity to operate the R.H. Phillips business. In June 1994, R.H. Phillips Partners was merged into the Company in order to convert R.H. Phillips from a limited partnership to a corporation. Pursuant to the merger, the partners of R.H. Phillips Partners received all of the shares of stock of the Company which were outstanding at that time.

         In November, 1994, the Company commenced an initial public stock offering of units consisting of two shares of the Company's common stock and one warrant to purchase one share of common stock. The offering was completed on March 31, 1995, pursuant to which the Company received gross proceeds (not including commissions and fees of the underwriter) of approximately $3,578,000. The Company issued 493,563 equity units in connection with the offering.



         On March 27, 1996, the Company sold in a private offering to John Hancock Mutual Life Insurance Company ("Hancock") shares of the Company's 12% Senior Redeemable Preferred Stock (the "Senior Preferred Stock") and warrants to purchase shares of the Company's common stock. The gross proceeds to the Company (without including offering expenses) from the sale of the Senior Preferred Stock and the warrants were $5,000,000. A description of the Senior Preferred Stock is set forth in ITEM

5, MARKET FOR COMMON EQUITY and RELATED STOCKHOLDERS MATTERS AND ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The warrants issued to Hancock allow the holder to purchase shares of the Company's common stock at a price of $4.00 per share (the "Exercise Price"). The aggregate number of shares issuable upon exercise of the warrants is 1,346,788. The number of shares issuable upon exercise of the warrants and the Exercise Price is subject to adjustment due to stock splits, stock dividends and certain other changes in the Company's capital structure. The Exercise Price and the number of shares purchasable upon exercise of the warrants will also be adjusted on a weighted-average basis if the Company issues additional shares of common stock for less than the Exercise Price then in effect or at less than the fair market value of the common stock at the time of issuance, whichever is greater. The warrants are exercisable beginning on March 27, 1997 and expire on the later of the date that all shares of Senior Preferred Stock have been redeemed by the Company or March 27, 2006.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In reviewing the following management's discussion and analysis, the reader should refer to the historical financial statements of R.H. Phillips, Inc. (Formerly R.H. Phillips Partners). The discussion of the results and trends does not necessarily imply that these results and trends will continue. For the purpose of the following discussion, a "case" means a 9-liter case of wine.

LIQUIDITY AND CAPITAL RESOURCES

         R.H. Phillips has historically financed its capital expenditures and liquidity needs through a combination of equity infusions and short and long-term borrowings. To date, R.H. Phillips' cash flows from operations alone have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with the Company's growth. As a result, the Company has historically borrowed funds from commercial finance lenders, often at comparatively high rates of interest, to satisfy its working capital and capital expenditure needs. Although the Company has reduced its dependence on higher interest debt, it continues to rely upon debt and equity financing for its working capital and expansion needs.

         In late 1994 and in 1995, the Company was able to raise additional debt and equity financing to reduce its dependence on high interest debt and to finance expansion of its vineyard and winery. In December, 1994, the Company refinanced $1,500,000 of existing debt by issuing convertible promissory notes at a lower rate of interest to holders of existing promissory notes of the Company. In January, 1995, the Company received a loan from Metropolitan for a longer term and at a lower rate of interest than the Company had previously been able to obtain. In March, 1995, the Company completed a sale of common stock and warrants in an initial public offering. The net proceeds the Company received from the initial public offering, after payment of all commissions and offering expenses, were approximately $2,873,000. In May, 1995, the Company obtained a credit facility from U.S. Bank to replace an operating line of credit from a commercial finance lender. The interest rate on the new credit facility was lower than that of the line of credit which it replaced.

         Metropolitan has loaned the Company $7,500,000. The first installment of the loan, which the Company received in January, 1995, equaled $4,600,000, and was used to pay $2,608,000 owing under a loan from a financing company with an interest rate of 13% per annum, approximately $1,300,000 owing under certain promissory notes bearing various rates of interest, certain other obligations of the Company, and loan fees. The second installment of the Metropolitan loan, in the amount of $1,500,000, was drawn by the Company in July, 1995, and the third installment of $1,400,000 was drawn in August, 1995.

         The first installment of the Metropolitan loan bears interest at a rate of 9.05% per annum. The interest rate on the second installment is 8.1% per annum, and the third installment bears interest at an annual rate of 8.55%. Interest is payable monthly. Eight percent of the outstanding principal is to be paid per annum, with payments to be made on a monthly basis beginning in February, 1996. All remaining principal after such monthly payments will be due in February, 2005. The rates of interest will be subject to adjustment by Metropolitan in November, 1997, 2000, and 2003, at which time the interest rate will be changed to equal that charged by Metropolitan for similar agricultural loans at those times. Prepayments of the loan are subject to penalty. However, there will be no prepayment penalty if the loan is prepaid within ninety days after Metropolitan announces a change in the interest rate. The loan from Metropolitan is secured by a first priority deed of trust on the real property of the Company and a first priority security interest in fixtures, equipment, and certain other assets of the Company.

         In December, 1994, the Company issued $1,500,000 in convertible promissory notes to refinance a like amount of the Company's existing promissory notes. The convertible promissory notes have a five year term and bear interest at an annual rate of 6%. Interest is paid annually, and principal is due and payable upon maturity of the notes. The convertible notes will be converted into common stock of the Company beginning two years after issuance if the market price of the common stock, as quoted on a national securities exchange or the NASDAQ SmallCap Market , equals or exceeds $3.50 per share. The notes are unsecured, and payment on the notes is subordinate to all other indebtedness of the Company with certain exceptions. The secured notes for which the convertible notes were exchanged bore interest at a rate of 11.5% and 13% per annum, and were secured by a deed of trust on the Company's real property.

         In May, 1995, the Company entered into an agreement with U.S. Bank for a credit facility under which the Company could at that time borrow a maximum of $6,000,000, and may now borrow a maximum of $6,550,000. The credit facility was originally comprised of an operating line of credit of $5,000,000 which is secured by accounts receivable and inventory, and a non-revolving line of credit of $1,000,000 which was secured by the 1995 grape crop and farm equipment. The operating line of credit expires in April, 1997, at which time all principal and unpaid interest will be due and payable. However, the operating line of credit will be reviewed in April, 1996, at which time U.S. Bank may extend the maturity until April, 1998. The annual interest rate on the operating line of credit is either U.S. Bank's prime rate or IBOR plus 200 basis points, at the Company's option. The 1995 crop line of credit, which bore an annual interest rate of U.S. Bank's prime rate plus 100 basis points, matured in February, 1996. All outstanding principal and interest were paid at that time. In December, 1995, the Company obtained an additional non-revolving line of credit from U.S. Bank in the amount of $350,000, which bears interest at an annual rate of U.S. Bank's prime rate plus 100 basis points, and matures in March, 1996. The Company also obtained another non-revolving line of credit from U.S. Bank in February, 1996. This line of credit, in the amount of $1,200,000, bears interest at an annual rate of U.S.

Bank's prime rate plus 100 basis points, is secured by the 1996 grape crop, and matures in November, 1996. The credit facility is used to finance the Company's working capital needs, and replaced a $4,300,000 line of credit from a commercial finance lender which had a higher rate of interest.

         In October, 1995, the Company entered into a loan agreement with Heller Financial under which the Company may borrow a maximum of $1,000,000. Of this amount, approximately $645,000 was advanced to the Company in October, 1995, with the balance of $355,000 to be advanced at the Company's option. The loan is secured by equipment. Principal is payable in sixty equal monthly payments. Interest is payable monthly on the remaining principal balance. The initial advance bears interest at a floating monthly rate of the one month LIBOR rate plus 3.32%.

         The obligations of the Company under the loan agreements with Metropolitan, U.S. Bank, and Heller are personally guaranteed by John and Karl Giguiere. The guarantees will be released if the Company's tangible net worth exceeds $8,500,000 and the Company's ratio of consolidated debt to consolidated total capitalization does not exceed 50%. All principal and interest under each of these loans will be immediately due and payable, at the option of the lender, if any person or group other than John or Karl Giguiere or their immediate families constitute a majority of the Company's Board of Directors. The provisions in these loan agreements concerning change of control will be eliminated if and when the Company enters into employment agreements with John and Karl Giguiere which obligate them to remain employed by the Company for at least five years. No such employment agreements are currently in place.

         In January, 1996, the Company received a letter of commitment from Hancock to purchase 500,000 newly issued shares of Senior Preferred Stock and detachable common stock warrants for $5,000,000. The sale of the Senior Preferred Stock and the warrants was completed on March 27, 1996. The Senior Preferred Stock bears a cumulative dividend of $1.20 per share per annum, payable in equal semi-annual installments. Until September 15, 2000, one half of the dividend will be payable in cash and the other half in common stock valued at the lesser of $4.00 per share or the fair market value of the common stock as of the date of the dividend. The Company is required to redeem one-third of the Senior Preferred Stock by March 15, 2004, one-third by March 15, 2005 and the remaining outstanding Senior Preferred Stock by March 15, 2006. The redemption price will be $10.00 per share plus all accrued and unpaid dividends on the shares of Senior Preferred Stock being redeemed. The total proceeds received by the Company from the sale of the Senior Preferred Stock and the warrants was approximately $4,800,000 after payment of offering expenses.


        Net cash provided by operating activities in 1995 was $941,000, consisting of primarily net income of $751,000, depreciation and amortization of $1,002,000 and cash used in changes in assets and liabilities of $896,000. Net cash used in investing activities in 1995 was $7,227,000, consisting of $2,887,000 invested in vineyards, $2,027,000 in buildings, and $2,314,000 in equipment. Net cash provided by financing activities in 1995 was $6,573,000. This consisted primarily of $3,047,000 from issuance of Common Stock, $8,530,000 from ITT Financial, $6,571,000 from U.S. Bank, $7,500,000 from Metropolitan Life and cash used for principal payments to ITT Financial of $12,261,000, U.S. Bank of $1,200,000, Owens Financial Group of $2,608,000, various notes and capital leases of $2,450,000 and loan origination fees of $534,000. As a result of these factors, cash increased by $287,000 during 1995.


         The Company's net working capital as of December 31, 1995 was $5,369,000, compared to $915,000 as of December 31, 1994. The increase in working capital was primarily due to the completion of the Company's initial public offering in March, 1995, and to the loan from Metropolitan and the operating line of credit from U.S. Bank, both of which have maturities greater than one year and replaced shorter term debt.

         The Company has made substantial capital expenditures to expand its vineyards and winery facilities, and intends to continue these expansions. The purpose of the expansion is to increase the Company's production capabilities so that the Company can lessen or eliminate its dependence on outside grape and bulk wine purchases and processing, thus reducing costs of production and increasing gross profits.

         The first phase of the winery expansion was completed in September, 1995. This phase included the construction of two new buildings temporarily used for barrel storage, and new crush and tank pads. Equipment purchased included sixty stainless steel wine tanks, a grape press, pumps, barrels, and other equipment. These additions added approximately 33,000 square feet to the size of the winery facility. The cost of this first phase was approximately $4,540,000.

         The Company plans to begin the second phase of the winery expansion in April, 1996. Management currently plans this second phase to include a new barrel building, tank pads, a tasting room, and a conference area, and to add 28 wine tanks, a bottle labeler, grape presses and crusher, a must pump, barrels, and other equipment. As planned, these additions will add approximately 40,000 square feet to the winery facility, and management expects the cost to be approximately $4,100,000.

         The Company planted approximately 200 acres of new vineyards in 1995, consisting of Cabernet Sauvignon, Zinfandel, Syrah, and Viognier grapes. The Company intends to plant an additional 400 acres in 1996, 375 acres in 1997, 285 acres in 1998, and 90-100 acres each in 1999 and 2000. The additional acres will be planted primarily on land the Company has recently acquired and land the Company intends to acquire in the future. The Company purchased 173 acres of land in August, 1995. In October, 1995, the Company entered into an agreement to purchase approximately 900 additional acres. By the year 2000, the Company intends to have approximately 1,700 acres of vineyard under cultivation.


         A substantial portion of the financing for the first phase of the project came from the proceeds from the Company's initial public offering, from the Company's long-term debt financing arrangement with Metropolitan and from working capital lines of credit with U.S. Bank. The Company estimates that the total costs of the current phase of the vineyard and winery expansion will be approximately $14,500,000 from 1996 through 1997. The Company plans to fund this phase of the expansion primarily with the proceeds from: a) the recently completed financing with Hancock, from which the Company raised $4,800,000 after expenses; b) the exercise of Common Stock purchase warrants issued in the Company's initial public offering, the net proceeds of which the Company estimates will be approximately $1,900,000 (assuming the exercise of all warrants); and c) a proposed public offering of the Company's Common Stock scheduled to take place in July, 1996, from which the Company estimates it will receive proceeds of approximately $6,230,000 after underwriter's discounts, commissions and offering expenses. The Company intends to satisfy additional financing requirements for the 1996 and 1997 expansion and further expansion in the years 1998 through 2000 through internally generated funds and borrowings on working capital lines of credit, although long-term debt or equity financing may be necessary.


         Phylloxera infestation will potentially have a negative impact on the Company's grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the 846 acres currently under cultivation by the Company, 369 acres (437 original acres, less 68 acres removed in 1995), have root stock which is susceptible to Phylloxera. Management estimates that the commercially productive life of these vineyards is ten years from January 1, 1994, as compared with the twenty-five year life generally estimated for vineyards, and that the reduction in the useful life of these vineyards will result in an increase in depreciation of approximately $65,000 per year. The Company is treating all vineyards believed to be currently at risk for Phylloxera with Furadan, a chemical which is believed in the industry to slow the spread of Phylloxera. The Company estimates that Furadan treatments will cost approximately $45,000 per year. Both the increased depreciation charges and the cost of the Furadan will be added to the cost of grapes harvested, thus increasing cost of sales. In addition, the Company is planning to combat the effects of Phylloxera through the use of innovative grafting methods. In addition to its replanting program, the Company is planning to reduce the impact of Phylloxera in areas believed to be susceptible but not yet showing visible symptoms of decline by the use of approach grafting. Under this program, existing vines would be grafted onto resistant rootstock. The Company plans to graft approximately 26 acres in 1996, and 100-125 acres in 1997.

         The Company is conducting a program of removing and replacing those vines which have shown the largest decline in yields due to Phylloxera. In 1995, the Company removed 68 acres of vines, 63 of which were older, Phylloxera infested vines consisting of Chenin Blanc, Sauvignon Blanc, and Cabernet Sauvignon grapes. The Company plans to replace these vines with Chardonnay, for which the Company has determined there is greater consumer demand and higher profit margins. Vines used to replace those infested by Phylloxera and all additional planting will contain rootstock which is believed in the wine industry to be resistant to Phylloxera.

         The seasonality of the Company's sales affects the Company's liquidity and capital requirements. In the past, the Company has borrowed funds on a short term basis each year beginning in late February or early March to fund crop growing costs. Short term borrowings increase substantially from August through November due to additional costs from harvest, wine production, and increased bottling activity in preparation for higher sales during the holiday season.

         The above discussion concerning future financing needs, vineyard and winery expansion, the impact of phylloxera and factors affecting liquidity are forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, past experience and trends in the industry, there can be no assurance that all of these statements will prove to be true. There are numerous factors which could have a material impact upon whether these projections will be realized or whether these trends will continue. Among these factors are the following:

         Availability of Future Financing. The rate at which the Company is able to expand its facilities is heavily dependent upon its ability to raise additional debt or equity financing. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside of the control of the Company. The Company plans to use the proceeds derived from the exercise of the warrants issued in the Company's initial public offering to assist in financing the expansion of the winery and vineyards. The Company will also need to raise additional debt or equity financing to pay for the expansion. If some or all of these warrants are not exercised, or the Company is not able to raise financing additional debt or equity financing in an amount sufficient to meet projected expansion costs, the Company will be required to reduce the rate at which it expands its facilities, perhaps substantially.

         Costs of Expansion. Management has based its assumptions concerning the costs of expansion on estimates which it believes are reasonable. There can be no assurance, however, that the Company's estimates as to the costs of expansion will prove to be correct. If these costs are higher than anticipated, the Company may be required to raise an even greater amount of financing or reduce the rate of expansion of its facilities.

         Market Conditions. Assumptions as to the desirability of expansion are based to a great extent on management's belief concerning the current status of and trends in the wine industry. Market conditions in the wine industry have changed substantially from time to time. To the extent that market conditions change substantially in the future, the rate at which management deems it advisable to expand the Company's vineyard and winery facilities may be adjusted.

         Phylloxera Infestation. The discussion concerning phylloxera infestation and the costs associated therewith are based on the Company's examination of its vineyards and industry information concerning phylloxera. If this information changes or proves to be inaccurate, the Company's costs in replacing vineyards and treating infested vines could increase.

RESULTS OF OPERATIONS


  YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

        Net Sales

        Net sales for the year ended December 31, 1995 were $15,498,000 as compared with $12,896,000, which represented an increase in net sales of approximately 20%. The number of cases sold in 1995 increased to approximately 401,000, which was approximately 11% greater than in 1994. The average selling price per case increased to $36.28 in 1995 from $34.85 in 1994. The increase in the average selling price per case resulted partly from a price increase in the third quarter of 1995 on certain of the Company's wines and from management's decision to shift the primary focus of the Company's marketing efforts to wines with higher gross profit margins, mainly Chardonnay.

        Gross Profit

        Gross profit increased to $5,838,000 in 1995 from $4,279,000 in 1994. Gross profit also increased as a percentage of net sales to 38% in 1995 from 33% of net sales in 1994. Net sales and cost of sales for 1995 and 1994 included the sales of bulk wines and grapes. Excluding these sales, the gross margins were 37% in 1995 and 35% in 1994. The higher gross margin in 1995 was primarily due to the price increase of certain of the Company's wines, the marketing shift to Chardonnay and lower costs of production for Chardonnay in 1995 as compared with 1994.

        Operating Expenses

        Selling, general and administrative expenses increased to $3,803,000 in 1995 from $3,386,000 in 1994. As a percentage of net sales, selling, general and administrative expenses decreased as a percentage of net sales to 25% in 1995 from 26% in 1994. Although these expenses were higher in 1995 than in 1994, the percentage of these expenses to net sales declined due to higher revenues. The increase in expenses was primarily due to increased sales labor expenses and sales promotion expenses required to support the higher levels of sales in 1995 compared to 1994. Sales labor and commission expenses increased to $1,405,000 in 1995 from $1,236,000 in 1994. Promotional expenses increased to $1,300,000 in 1995 from $1,004,000 in 1994. General and administrative expenses were substantially the same in 1995 and 1994.

        Interest Expense

        Total interest expense in 1995 was $1,025,000, or approximately 7% of net sales. In addition, the Company capitalized approximately $295,000 of interest pertaining to vineyard development and winery expansion during 1995. Total interest expense in 1994 was approximately $1,121,000, or 9% of net sales. Approximately $122,000 of additional interest was capitalized in 1994. The increase in total interest, consisting of interest expense and capitalized interest, during 1995 compared with 1994 was primarily due to increased levels of borrowing by the Company to finance the 1995 phase of the vineyard and winery expansions. The amount of increase was reduced somewhat by the lower interest rates the Company obtained from refinancing of its debt during 1995.

        Income Taxes

        In 1995, the Company had income tax expense of $289,000 compared with $364,000 in 1994. The 1995 income tax expense was primarily attributable to federal and state income tax at statutory rates, which was offset primarily by utilization of net operating loss carryforwards. The 1994 income tax expense was primarily attributable to the required adoption by the Company of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income
Taxes."

        Net Income

        The Company had net income of $751,000 in 1995, compared with a net loss of $1,001,000 in 1994. The increase in net income in 1995 over 1994 was due to the factors described above, including substantially increased sales and increased profit margins.

  YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993


        Net Sales

        Net sales in 1994 were $12,896,000 compared with $12,147,000 in 1993, representing an increase of approximately 6% in 1994 net sales over those in 1993. The modest increase in net sales was principally attributable to price competition which resulted from excessive industry wide inventory buildup.

        Gross Profit

        Gross profit was $4,279,000 in 1994 compared with $4,447,000 in 1993. This represented a decline in gross profits as a percentage of sales to 33% of net sales in 1994 from 37% of net sales in 1993. The reduction in gross profit was attributable to a variety of factors, including the increasing use of discounts to remain competitive in the marketplace, higher production costs and the increase in the cost of bulk wines that the Company purchased from outside suppliers in 1994.

        Operating Expenses

        Selling, general and administrative expenses rose to $3,386,000 in 1994, an increase from $3,092,000 in 1993, which represented approximately 26% of net sales in each year. The increase in 1994 was due primarily to additional expenses incurred in sales promotional activities. The single largest promotional activity in 1994 was the Company's 8-pack program, pursuant to which the Company sold eight 1.5 liter bottles for the price of six. Total costs for the 8-pack program, which began in 1993, were $441,000 in 1994.

        Other Income and Expense

        The Company incurred $409,000 in other expenses in 1994 compared with $279,000 in other income in 1993. The large increase in other expense for 1994 was primarily due to its write-down to estimated fair market value of certain R.H. Phillips wines stored at another facility which did not meet the Company's standards for inclusion in its wine program. This resulted in a $360,000 charge to other income (expense). In addition, approximately $110,000 of capitalized organizational costs of R.H. Phillips Partners were written off in 1994 due to the conversion of the R.H. Phillips business from a limited partnership to a corporation through the merger with the Company. The single largest item of other income in 1993 was an excise tax refund. In 1993 R.H. Phillips Partners received a refund of federal excise taxes paid for 1991 through 1993 due to the availability of a small producer exemption. The portion of the refund attributable to 1993 ($90,000) reduced cost of sales for that year and the remainder of the refund ($180,000) was included in other income.

        Interest Expense

        Interest expense was $1,121,000 in 1994 as compared to $1,037,000 in 1993. Interest expense as a percentage of net sales was approximately 9% during both years. The increase in total interest expense was primarily due to increased borrowing levels used for working capital and equipment purchases during the latter part of 1994.

        Income Taxes

        Effective June 1, 1994, R.H. Phillips converted from a limited partnership to a corporation by means of a statutory merger between the Company and R.H. Phillips Partners. In accordance with FAS 109 the Company, as a tax-paying entity, was required to set forth in its financial statements any temporary differences between the financial statement basis and tax basis of its assets. The impact of the change in entities resulted in a one time charge to income of approximately $352,000 for the year ended December 31, 1994.

        Net Income

        The Company had a net loss in 1994 of $1,001,000 in contrast to net income for R.H. Phillips Partners of $597,000 in 1993. Of the loss in 1994, $110,000 reflected the write-off of the capitalized organizational costs, $352,000 consisted of the FAS 109 adjustment and $360,000 from the write-down of wine inventory. If these events had not occurred, the Company's net loss for the year ended December 31, 1994 would have been $179,000. Had
R.H. Phillips Partners been a tax-paying entity for income tax purposes, net income in 1993 would have been $356,000.



ITEM 7.  FINANCIAL STATEMENTS

         The audited financial statements of the Company are set forth in this report beginning at page F-1.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Audited Financial Statements of the Company are attached to this annual report beginning on page F-1. Other exhibits attached to this annual report are as follows:


Exhibit No.                Description
- -----------                -----------

2.1** Merger Agreement between the Company and R.H. Phillips Partners, a California limited partnership, dated May 31, 1994

3.1*             Articles of Incorporation

3.2***           Bylaws

4.1** Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company

4.2**            Form of Common Stock Certificate

4.3**            Form of Common Stock Purchase Warrant

4.4**            Warrant to Purchase Common Stock issued to Capitol Bay
                 Securities

4.5**            Form of 5 Year 6% Convertible Subordinated Note of the Company

4.6* Form of Warrant to Purchase Common Stock issued to John Hancock Mutual Life Insurance Company

4.7*             Form of Senior Preferred Stock Certificate

10.1** Loan Agreement between the Company and Metropolitan Life Insurance Company and Related Agreements, dated January 20, 1995

10.2*** Loan Agreement between the Company and U. S. Bank and Related Agreements, dated May 26, 1995

10.3** Promissory Note by RHP Vineyards, payable to the Company, dated December 31, 1993

10.4** Selling Agent Agreement between the Company and Sequoia Equity Securities Corporation, dated November 1, 1994

10.5** Underwriting Agreement between the Company and Capitol Bay Securities, dated November 29, 1994

10.6** Warrant Purchase Agreement between the Company and Capitol Bay Securities, dated November 29, 1994


10.7**      Form of Convertible Note Purchase Agreement

10.8** Escow Agreement by and between Bank of America NT&SA ("Escrow Holder"), the Company, RHP Vineyards, Inc., The R.H. Phillips Vineyard, Inc., R. Ken Coit and David Gemmer with respect to escrow of certain shares of the Company's stock


10.9** Sale Restriction Agreement by and between the Company, Capitol Bay Securities and certain shareholders of the Company, dated October 5, 1994

10.10*** R.H. Phillips, Inc. 1995 Stock Option Plan and form of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement.

10.10* Loan Agreement between the Company and Heller Financial and related documents, dated October 20, 1995.

10.11* Securities Purchase Agreement between the Company and John Hancock Mutual Life Insurance Company, dated March 27, 1996.

10.12 Grape Purchase Agreement between the Company and C. Mondavi & Sons, dated February 14, 1995.

23.1        Consent of KPMG Peat Marwick LLP.

23.2        Consent of Deloitte & Touche LLP.

* Documents were filed as exhibits to the Annual Report of the Company on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference.

** Documents were filed as exhibits to the Annual Report of the Company on Form 10-KSB for the year ended December 31, 1994 and are incorporated by reference.

*** Documents were filed as exhibits to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 1995 and are incorporated by reference.

         (b) Form 8-K, Item 4. Changes in Registrant's Certifying Accountants, dated August 1, 1995, was filed with the Securities and Exchange Commission on August 8, 1995, and is incorporated by reference.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        R.H. PHILLIPS, INC.


                                        By: /s/ John E. Giguiere
                                            ----------------------------------
                                            John E. Giguiere, Co-President and
                                            Co-Chief Executive Officer



         In accordance with the Exchange Act, this amendment to the registrant's Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                                TITLE                                 DATE
            ---------                                -----                                 ----
/s/ John E. Giguiere                        Co-President, Co-Chief Executive           July 19, 1996
- --------------------------------            Officer, Director (Principal
           John E. Giguiere                 Executive Officer)

/s/ Karl E. Giguiere                        Co-President, Co-Chief Executive           July 19, 1996
- --------------------------------            Officer, Director (Principal
           Karl E. Giguiere                 Executive Officer)


/s/ Lane C. Giguiere                        Sales Administration Manager,              July 19, 1996
- --------------------------------            Director
           Lane C. Giguiere

/s/ Richard Allen Pierce                    Controller (Principal Accounting           July 19, 1996
- --------------------------------            Officer)
           Richard Allen Pierce

/s/ Robert T. Moore                         Vice President, Finance (Principal         July 19, 1996
- --------------------------------            Financial Officer)
           Robert T. Moore

/s/ R. Ken Coit                             Director                                   July 19, 1996
- --------------------------------
           R.  Ken Coit

                                            Director
- --------------------------------
           Victor L. Motto


R.H. PHILLIPS, INC., DBA
THE R.H. PHILLIPS VINEYARD
(A CALIFORNIA CORPORATION) (FORMERLY R.H. PHILLIPS PARTNERS)

INDEX TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


                                                                                 PAGE
INDEPENDENT AUDITORS' REPORT - 1995                                                F1

INDEPENDENT AUDITORS' REPORT - 1994                                                F2

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 1994 AND 1995:

    Balance Sheet                                                                 F3

    Statements of Operations                                                      F4

    Statements of Partners' Capital  and Shareholders' Equity                     F5

    Statements of Cash Flows                                                      F6

    Notes to Financial Statements                                               F7-F13

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
R.H. Phillips, Inc.:

     We have audited the accompanying balance sheet of R.H. Phillips, Inc. as of December 31, 1995, and the related statements of operations, partners' capital and shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of R.H. Phillips, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Sacramento, California
March 8, 1996,
except as to Note 14, which is as of March 27, 1996




                                       F1

                          INDEPENDENT AUDITORS' REPORT


R.H. Phillips, Inc.:

         We have audited the statements of operations, partners' capital and shareholders' equity and of cash flows of R.H. Phillips, Inc. (the "Company") for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Oakland, California
April 7, 1995






                                       F2

R.H. PHILLIPS, INC., DBA
THE R.H. PHILLIPS VINEYARD
(A CALIFORNIA CORPORATION) (FORMERLY R.H. PHILLIPS PARTNERS)

BALANCE SHEET
DECEMBER 31, 1995
- --------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
   Cash                                                              $   317,624
   Accounts receivable - net of allowance of $200,000                  2,866,688
   Inventories                                                         6,354,470
   Deferred income taxes and prepaid expenses                            416,935
                                                                     -----------

       Total current assets                                            9,955,717

PROPERTY, PLANT, AND EQUIPMENT - net                                  16,578,499

OTHER ASSETS:
   Note receivable from shareholder                                      192,340
   Deferred loan fees and other, net                                     666,925
                                                                     -----------

       Total other assets                                                859,265
                                                                     -----------

TOTAL ASSETS                                                         $27,393,481
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                              $ 1,040,000
   Notes payable                                                       1,390,139
   Accounts payable                                                    1,727,786
   Accrued liabilities                                                   428,940
                                                                     -----------

      Total current liabilities                                        4,586,865

LONG-TERM DEBT                                                        12,587,545
SUBORDINATED DEBT                                                      1,500,000
DEFERRED INCOME TAXES                                                    679,000
COMMITMENTS AND CONTINGENCIES                                               --

SHAREHOLDERS' EQUITY:
   Preferred Stock, no par, 5,000,000 shares authorized,
     none outstanding                                                       --
   Common stock, no par, 12,500,000 shares authorized, 4,632,985
     shares issued and outstanding                                     7,623,014
   Retained earnings                                                     417,057
                                                                     -----------

      Total shareholders' equity                                       8,040,071
                                                                     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $27,393,481
                                                                     ===========

See accompanying notes to financial statements.



                                       F3

R.H. PHILLIPS, INC., DBA
THE R.H. PHILLIPS VINEYARD
(A CALIFORNIA CORPORATION) (FORMERLY R.H. PHILLIPS PARTNERS)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994 AND 1995
- --------------------------------------------------------------------------------


                                                       1994           1995

NET SALES                                          $12,895,751    $15,498,210

COST OF SALES                                        8,617,014      9,660,266
                                                   -----------    -----------

GROSS PROFIT                                         4,278,737      5,837,944

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES        3,385,597      3,802,538
                                                   -----------    -----------

OPERATING INCOME                                       893,140      2,035,406

INTEREST EXPENSE                                    (1,120,715)    (1,025,142)

OTHER INCOME (EXPENSE) - NET                          (408,999)        29,492
                                                   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                     (636,574)     1,039,756

PROVISION FOR INCOME TAXES                            (364,000)      (289,000)
                                                   -----------    -----------

NET INCOME (LOSS)                                  $(1,000,574)   $   750,756
                                                   ===========    ===========

NET INCOME (LOSS) PER SHARE                                       $       .17
                                                                  ===========

COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                3,645,859      4,386,204
                                                   ===========    ===========

PRO FORMA AMOUNTS (1):

(LOSS) BEFORE INCOME TAXES
   AS REPORTED                                     $  (636,574)

PRO FORMA INCOME TAX BENEFIT                           257,200
                                                   -----------

PRO FORMA NET LOSS                                 $  (379,374)
                                                   ===========

PRO FORMA NET LOSS PER SHARE                       $      (.10)
                                                   ===========


(1) Pro forma net (loss) reflects adjustments for income taxes which would have been provided if R.H. Phillips, Inc. had been organized and operated as a C Corporation, rather than a partnership, for the entire year ending December 31, 1994. (See Note 1)




See accompanying notes to financial statements.

                                       F4

R.H. PHILLIPS, INC., DBA
THE R.H. PHILLIPS VINEYARD
(A CALIFORNIA CORPORATION) (FORMERLY R.H. PHILLIPS PARTNERS)

STATEMENTS OF PARTNERS' CAPITAL AND SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994 AND 1995
- --------------------------------------------------------------------------------

                                           LIMITED        LIMITED         LIMITED
                                         PARTNERS I/     PARTNERS I/    PARTNERS II/      GENERAL         RETAINED
                                          SERIES A       SERIES A-1      SERIES A-2      PARTNERS/        EARNINGS/
                                          PREFERRED      PREFERRED       PREFERRED        COMMON        (ACCUMULATED
                                           STOCK            STOCK          STOCK           STOCK           DEFICIT)        TOTAL
PARTNERS' CAPITAL
 JANUARY 1, 1994                        $ 1,718,814         $    --      $ 1,702,675     $2,214,996      $    --       $5,636,485

DISTRIBUTION TO
 PARTNERS                                      --                --             --         (220,000)          --         (220,000)

NET INCOME  (LOSS) FIVE MONTHS
  ENDED MAY 31, 1994                       (401,056)             --          126,791       (392,610)          --         (666,875)
                                        -----------         ---------    -----------     ----------      ---------     ----------
PARTNERS' CAPITAL,
  MAY 31, 1994                            1,317,758              --        1,829,466      1,602,386           --        4,749,610

MERGER OF R.H. PHILLIPS PARTNERS
  AND R.H. PHILLIPS, INC. (1)              (230,608)          230,608           --             --             --             --

COSTS OF PUBLIC STOCK OFFERING                 --                --             --         (173,615)          --         (173,615)

NET LOSS SEVEN MONTHS ENDED
 DECEMBER 31, 1994                             --                --             --             --         (333,699)      (333,699)
                                        -----------         ---------    -----------     ----------      ---------     ----------
SHAREHOLDERS' EQUITY
 DECEMBER 31, 1994                        1,087,150           230,608      1,829,466      1,428,771       (333,699)     4,242,296

ISSUANCE OF COMMON STOCK                       --                --             --        3,047,019           --        3,047,019

CONVERSION OF PREFERRED STOCK
 TO COMMON STOCK                         (1,087,150)         (230,608)    (1,829,466)     3,147,224           --             --

NET INCOME YEAR ENDED
 DECEMBER 31, 1995                             --                --             --             --          750,756        750,756
                                        -----------         ---------    -----------     ----------      ---------     ----------

SHAREHOLDERS' EQUITY
 DECEMBER 31, 1995                      $      --           $    --      $      --       $7,623,014      $ 417,057     $8,040,071
                                        ===========         =========    ===========     ==========      =========     ==========




(1) Effective June 1, 1994, in connection with the merger of R.H. Phillips Partners with R.H. Phillips, Inc., the general and limited partners in R.H. Phillips Partners exchanged their partnership interests for shares of preferred and common stock in R.H. Phillips, Inc. At the time of the merger, R.H. Phillips, Inc. had no assets, liabilities or prior operations.

See accompanying notes to financial statements.

                                       F5

R.H. PHILLIPS, INC., DBA
THE R.H. PHILLIPS VINEYARD
(A CALIFORNIA CORPORATION) (FORMERLY R.H. PHILLIPS PARTNERS)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994 AND 1995
- --------------------------------------------------------------------------------


                                                                1994            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ (1,000,574)   $    750,756
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Deferred income taxes                                      364,000          62,000
     Depreciation and amortization                              869,590       1,002,405
     Write down of wine inventories                             360,000            --
     Write off of intangible assets                             110,000            --
     Loss on disposal of property, plant and equipment              323          22,645
     Changes in assets and liabilities:
        Accounts receivable                                      57,988        (630,406)
        Inventories                                             (57,777)       (285,292)
        Prepaid expenses                                         (5,489)       (103,895)
        Other assets                                            (37,076)         (6,370)
        Accounts payable and accrued liabilities                718,045         356,741
        Deferred revenue                                        (44,780)       (227,220)
                                                           ------------    ------------

           Net cash provided by  operating activities         1,334,250         941,364

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                 (1,483,903)     (7,284,426)
   Proceeds from equipment sold                                    --            56,810
                                                           ------------    ------------

          Net cash used in investing activities              (1,483,903)     (7,227,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to partners                                    (220,000)           --
   Issuance of (costs of issuing) common stock                 (173,615)      3,047,019
   Proceeds from long-term debt and notes payable            13,813,532      22,601,355
   Principal payments on long-term debt
     and notes payable                                      (13,154,497)    (18,519,026)
   Payment of loan origination fees                            (122,465)       (533,628)
   Payments from (loans to) shareholders                         21,467         (22,389)
                                                           ------------    ------------

          Net cash provided by financing activities             164,422       6,573,331
                                                           ------------    ------------

INCREASE IN CASH                                                 14,769         287,079
CASH AT BEGINNING OF PERIOD                                      15,776          30,545
                                                           ------------    ------------

CASH AT END OF PERIOD                                      $     30,545    $    317,624
                                                           ============    ============

OTHER CASH FLOW INFORMATION:
   Interest paid (including capitalized interest of
   $122,000 and $295,000 in 1994 and 1995, respectively)   $  1,015,695    $  1,382,428
                                                           ============    ============
NONCASH TRANSACTIONS:
   Issuance of notes payable to finance inventory,
     property, plant and equipment purchased               $  1,474,977    $  1,368,757
                                                           ============    ============

See accompanying notes to financial statements.

                                       F6

R.H. PHILLIPS, INC. DBA
THE R.H. PHILLIPS VINEYARD
(A CALIFORNIA CORPORATION) (FORMERLY R.H. PHILLIPS PARTNERS)

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Effective June 1, 1994, R.H. Phillips Partners, a California limited partnership, merged into R.H. Phillips, Inc. (the "Company"). Pursuant to that merger, the Company acquired all of the assets and liabilities of R.H. Phillips Partners. The general partners of R.H. Phillips Partners received all of the Common Stock of the Company, and the limited partners of R.H. Phillips Partners received all of the Series A, Series A-1 and Series A-2 Preferred Stock of the Company in connection with the merger. All outstanding shares of those series of Preferred Stock were converted to Common Stock on March 31, 1995. The total number of shares of Common Stock issued to the general partners as of the merger and to the limited partners on conversion of the Preferred Stock was 3,645,859. On March 31, 1995, the Company issued 493,563 units in an initial public offering, with each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock.

The Company produces, markets, and sells premium quality California table wines. The Company also farms vineyards located in the Dunnigan Hills region of Northern California which supply a majority of its annual grape requirements.

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes the cost of grown and purchased grapes, and harvesting, production, aging and bottling costs. Wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories will be aged for periods longer than one year. Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the grapes are harvested.


Property, plant, and equipment are stated at cost and are depreciated using primarily the straight-line method over the estimated useful lives of the assets. Vineyards have estimated depreciable lives of 10 to 25 years, buildings 30 years, wine tanks 25 years and furniture and equipment 5 to 7 years. Major property additions and betterments are capitalized and maintenance and repairs are expensed as incurred. The cost of property sold or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of sale and any resulting gain or loss is included in operations.


Costs of planting new vines and ongoing cultivation costs for vines not yet bearing, including interest, are capitalized. Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third year after planting.

Other assets include organization costs, trade name and deferred loan fees. Deferred loan fees and other costs are amortized using the straight-line method over the term of the loan, or over lives ranging from 3 to 5 years. Accumulated amortization was $102,724 at December 31, 1995.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Major Customers and Sales Representatives - The Company sells most of its products to distributors for resale to restaurants, bars and retail outlets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's credit losses have been minimal and within management's expectations.

                                       F7

The Company's three largest distributors accounted for 11%, 12% and 11% of sales for the year ended December 31, 1994 and 13%, 12% and 11% of sales for the year ended December 31, 1995. Accounts receivable from these distributors at December 31, 1995 totaled $1,037,600.

The Company has 12 sales representatives. The Company's representative who generated the largest sales volume accounted for $6,127,000, or 47% of total sales in 1994, and $7,375,000, or 48% of total sales in 1995.

Net income or loss per share - Net income or loss per share has been computed based on the number of common and common equivalent shares outstanding and the net income or loss applicable to the period during which the Company operated as a corporation. The Company's Series A, Series A-1 and Series A-2 Preferred Stock, which was outstanding at December 31, 1994, is considered to be common equivalent shares. The Company's warrants to purchase Common Stock and employee stock options, which were outstanding at December 31, 1995, are anti-dilutive, and were therefore not included in the calculation of earnings (loss) per share.

Income taxes - The Company accounts for income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the tax basis of assets and liabilities and their related financial statement amounts using current income tax rates.


Recent Pronouncements - In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and Long-lived Assets to be Disposed of (FASB
121). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value, less cost to sell. The impact of FASB 121 is not expected to have a material effect on the Company.

In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FASB 123). The Company is required to adopt the provisions of FASB 123 for years beginning after December 15, 1995. FASB 123 encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to account for employee stock options or similar equity instruments in accordance with APB 25 and provide the disclosures required by FASB 123. The impact of FASB 123 is not expected to have a material effect on the Company.


2. INVENTORIES

Inventories consist of the following at December 31, 1995:

  Bulk and bottled wine                                     $5,267,918
  Bottling supplies and other                                  610,907
  Deferred crop costs                                          475,645
                                                            ----------

      Total                                                 $6,354,470
                                                            ==========

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31, 1995:

  Land                                                     $ 1,830,587
  Vineyard improvements                                      3,731,348
  Buildings                                                  3,538,227
  Machinery and equipment                                    7,083,874
  Vehicles and office fixtures                                 663,379
                                                           -----------

     Total                                                  16,847,415
  Less accumulated depreciation                              3,868,109
                                                           -----------

      Total                                                 12,979,306
  Vineyard improvements under development                    3,599,193
                                                           -----------

  Property, plant, and equipment - net                     $16,578,499
                                                           ===========


Total depreciation expense during the years ended December 31, 1994 and 1995 was approximately $715,000 and $938,000, respectively.

Property, plant and equipment at December 31, 1995 under capital leases is as follows:

  Machinery and equipment                                  $1,010,685
  Less accumulated depreciation                               353,272
                                                           ----------

  Net                                                      $  657,413
                                                           ==========



                                       F8

Depreciation expense for machinery and equipment under capital leases was approximately $113,000 and $172,000 for the years ended December 31, 1994 and 1995, respectively.

4. NOTE RECEIVABLE FROM SHAREHOLDER

The Company has a note receivable from RHP Vineyards, Inc., a major shareholder, which bears interest at 7.00% and is unsecured. The note is due June 30, 1996. The Company intends to extend the note to June 30, 1999.

5. NOTES PAYABLE

Notes payable consist of the following at December 31, 1995:

Note payable to bank                                                  $  796,329
Note payable to grower, interest at 9.75%, $77,896 payable monthly
   through August 1996, unsecured                                        593,810
                                                                      ----------

Total                                                                 $1,390,139
                                                                      ==========

The note payable to bank represents borrowings on a $1,000,000 line of credit, which bears interest at prime plus 1.00%, of which approximately $3,500 was available at December 31, 1995. The note is due in February, 1996 and is collateralized by farm equipment and the 1995 grape crop. In addition, the Company had a $350,000 non revolving line of credit which has an interest rate of prime plus 1.00%, of which $350,000 was available at December 31, 1995.

6. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1995:

 Note payable to insurance company, with interest on $4,600,000 of principal at
   9.05% per annum, $1,500,000 of principal at 8.10% and $1,400,000 of principal at 8.55%. Interest payable monthly, principal due in monthly payments beginning February 1996 through
   February 2005, secured by various assets of the Company                         $ 7,500,000
  Notes payable to bank, interest at prime or IBOR
    plus 200 basis points, principal due April, 1997
    collateralized by accounts receivable and inventory(1)                           4,575,025
 Note payable to finance company, payable in sixty monthly installments of $10,744 plus interest at one-month LIBOR plus 3.32%,
   due November 2000, secured by certain equipment                                     633,905
 Note payable to individual, payable $1,322 per month including
   interest at 9%, balance of $104,729 due September 2000, secured by land             129,500
 Notes payable to shareholders and affiliates,
    interest at various rates, due June 30, 1996, unsecured                             46,992
  Capital lease obligations                                                            625,351
  Other                                                                                116,772
                                                                                   -----------

  Total                                                                             13,627,545
  Less current maturities                                                            1,040,000
                                                                                   -----------

  Long-term portion                                                                $12,587,545
                                                                                   ===========


(1) Maximum amount that can be borrowed on the note is $5,000,000 of which $424,975 was available at December 31, 1995.

                                       F9

Principal payments required on long-term debt, (other than capital leases) for each of the next five years ending December 31, are as follows:

    1996                                             $   781,561
    1997                                               5,351,710
    1998                                                 746,743
    1999                                                 744,616
    2000                                                 827,564
    Thereafter                                         4,550,000
                                                     -----------

  Total                                              $13,002,194
                                                     ===========

The Company leases certain winery and other equipment under noncancelable capital leases. Future minimum lease payments under these leases for each of the next four years ending December 31, are as follows:

     1996                                           $259,827
     1997                                            201,459
     1998                                            180,223
     1999                                            141,803
                                                    --------

  Total                                              783,312
  Less amounts representing interest                 157,961
                                                    --------

  Net minimum lease payments                        $625,351
                                                    ========

7. SUBORDINATED DEBT

In December 1994, the Company issued $1,500,000 of unsecured subordinated convertible five year promissory notes in exchange for the cancellation of indebtedness under certain promissory notes. The subordinated convertible promissory notes bear interest at 6% per annum, payable yearly, and will be converted into shares of the Company's Common Stock beginning two years after issuance, if the market price of such stock as quoted on a national securities exchange or Nasdaq equals or exceeds $3.50 per share for five consecutive days. The number of shares of Common Stock issuable upon conversion shall equal the amount of unpaid principal and interest divided by the lesser of the quoted price per share or $3.875. Payment of principal on the notes is due in December 1999 if not converted to Common Stock prior to that time.

8. COMMITMENTS AND CONTINGENCIES

As of January 1995, the Company had a total of 437 acres of vineyards which were believed by management to be susceptible to Phylloxera infestation (Bio-type A). During 1995, the Company removed 68 acres of vineyards, 63 of which were removed because of Phylloxera and five of which were removed for the winery expansion, leaving a total of 369 acres which management believes may be susceptible to Phylloxera as of December 31, 1995. Approximately 60 of these 369 acres were showing visual symptoms of decline. Although this acreage will ultimately require replanting, at this time management expects that these vineyards will remain commercially productive for approximately eight more years. As a result, the Company reduced the depreciable life of these vineyards to reflect the expected remaining useful life.


The Company has adopted a policy of reducing to 10 years the depreciable life of all vineyards with non-resistant rootstock showing evidence of Phylloxera infestation. This policy was based on estimated future production of affected vineyards derived from historical declines and their projected cash flows.


In October 1995, the Company entered into a contract to purchase approximately 900 acres of land adjacent to the Company's current property for approximately $1,362,000. Management anticipates closing the land purchase by the end of June 1996.

                                       F10

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

In connection with the Company's operating plant expansion, the Company has filed a claim against a contractor, who has in turn filed a counterclaim against the Company. Management believes that the ultimate outcome of this matter will not have a significant impact on the Company's financial position, results of operations or liquidity.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS


The following methods and assumptions were used to estimate the fair value of each class of financial instruments. The carrying amounts of cash, note receivable from shareholder and notes payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's long-term debt is recorded at the present value of amounts due under the applicable agreements, and therefore, approximate fair value. It is not practicable for the Company to determine the fair value of its subordinated debt due to the facts that the subordinated debt is non-transferable (except for certain limited exceptions) and that no public market for the subordinated debt exists.


10. SHAREHOLDERS' EQUITY

The Company's authorized and outstanding no par value capital stock as of December 31, 1994 was as follows:

                                        Shares          Shares
                                      Authorized     Outstanding
                                      ----------     -----------
Series A Preferred                    1,200,000       1,183,065
Series A-1 Preferred                    255,000         250,953
Series A-2 Preferred                    650,000         631,965
Common Stock                          7,500,000       1,579,876

Effective March 31, 1995, the Company completed its public offering of Common Stock. A total of 493,563 units were sold at a price of $7.25 per unit. A unit consists of two shares of Common Stock and one warrant to purchase an additional share of Common Stock at a price of $3.875. The warrants may be exercised beginning on April 1, 1996 and will expire on April 1, 1997. The Board of Directors may lengthen the exercise period for the warrants at any time at its discretion. The Company may repurchase, or "call", the warrants upon 30 days notice at a price of $0.25 per warrant while the warrants are exercisable if the closing bid price per share of Common Stock exceeds $4.50 per share for five consecutive trading days at any time after April 1, 1996. In addition, the Company also issued warrants to purchase 98,713 shares of Common Stock at an exercise price per share of $5.57 to the underwriter of the public offering. In connection with the public offering, 987,126 shares of Common Stock were issued. After payment of commissions and other expenses of the offering, the Company received proceeds from the offering of approximately $2,873,000.


In connection with the public offering, all shares of Series A, Series A-1 and Series A-2 Preferred Stock were converted into 2,065,983 shares of Common Stock. The total number of shares of Common Stock issued and outstanding as of April 1, 1995, immediately after the public offering and the conversion of the Preferred Stock, was 4,632,985 shares.


11. OTHER INCOME (EXPENSE)

Other expense for the year ended December 31, 1994 includes $360,000 representing a write down of wine inventories to lower of cost or market. Management determined that certain bulk wines did not meet minimum quality standards for inclusion in the Company's wine programs and a write down was recorded based on the expected sales price of the wine in the bulk market. Other expense in 1994 also includes approximately $110,000, representing the write-off of intangible assets of R.H. Phillips Partners at the time of the merger with the Company, since such assets were of no continuing value.


                                       F11

12. INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

                                                                  1994              1995
                                                                --------          --------
Current:
    Federal                                                     $   --            $219,200
    State                                                           --               7,800
                                                                --------          --------

        Total current provision                                     --             227,000

Deferred:
    Federal                                                      282,000           (11,000)
    State                                                         82,000            73,000
                                                                --------          --------

        Total deferred provision                                 364,000            62,000
                                                                --------          --------

                                                                $364,000          $289,000
                                                                ========          ========

Deferred income taxes included in the balance sheet at December 31, 1995 are as follows:

Current deferred tax assets:
    Nondeductible reserves and difference between
       book and tax basis of inventory                                            $155,000
    State manufacturer's investment credit                                          98,000
Noncurrent deferred tax assets:
     Difference between book and tax basis of intangible assets                    141,000
     Other                                                                           7,000
                                                                                  --------

     Total deferred tax asset                                                      401,000

Noncurrent deferred tax liability:

     Difference between book and tax basis of property, plant and equipment        827,000
                                                                                  --------

Net deferred tax liability                                                        $426,000
                                                                                  ========


Management believes that it is more likely than not that all the deferred tax assets as of December 31, 1995 will be realized and, therefore, no allowance for deferred tax assets has been made.

The provision for income taxes is at an effective rate different from the statutory tax rate of 34% when applied to the pre-tax income (loss) of ($636,574) and $1,039,756 for the years ended December 31, 1994 and 1995, respectively, as a result of the following:

                                                                  1994             1995
                                                               ---------         --------
Expected U.S. Federal income tax at 34%                        $(216,435)        $353,517
State franchise tax                                                 --              7,800
Effect of non-taxable partnership losses prior to merger         226,737             --
Deferred tax liability recognized due to change in
   Company's tax status                                          352,000             --
Permanent difference in basis of assets                             --             22,825
Net operating loss carry forward from 1994, federal                 --            (99,175)
Other                                                              1,698            4,033
                                                               ---------         --------

    Total                                                      $ 364,000         $289,000
                                                               =========         ========



                                       F12

Due to the Company's change in tax status, $352,000 of deferred tax liabilities were recognized in 1994. In 1995 the Company utilized all of the net operating losses that were generated in 1994 resulting in a tax benefit of approximately $117,000. The Company utilized approximately $62,000 of the state manufacturer's investment credit in 1995. The remaining carry forward of approximately $98,000 is due to expire in 2005.

13. STOCK OPTION PLAN

On May 17, 1995, the Board of Directors of the Company adopted the R.H. Phillips, Inc. 1995 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant options to purchase shares of the Company's Common Stock to eligible directors, officers, employees and consultants. The Company may issue a maximum of 815,000 shares of Common Stock under the Plan, which amount may be changed due to stock splits, stock dividends and other adjustments to the Company's outstanding shares. The options consist of incentive stock options, as described in Section 422 of the Internal Revenue Code of 1986 ("ISO's") and options which do not qualify for the tax treatment specified in that section of the Internal Revenue Code ("NSO's"). The price at which the holder of an option may purchase the stock is set forth in individual option agreements between the Company and the holder. In any event, the price at which the stock may be purchased (the "Exercise Price") may be no less than 100% of the fair market value of the stock as of the date the option is granted in the case of an ISO or 85% of the fair market value for an NSO.

On July 11, 1995, the Stock Option Committee of the Board of Directors (the "Stock Option Committee") approved the grant of options to purchase 449,460 shares of Common Stock under the Plan. Of these options, the Company granted ISO's to purchase an aggregate of 272,400 shares of Common Stock to various officers and employees. The Exercise Price of these ISO's was $3.75 per share, which the Stock Option Committee determined to be the fair market value of the Company's Common Stock as of that date. The Company also granted NSO's to purchase an aggregate of 177,060 shares to John, Karl, and Lane Giguiere with an Exercise Price of $4.125 per share, which was 110% of the fair market value of the Common Stock on that date. The options discussed above generally vest prorateably over four years, are exercisable to the extent vested, and expire ten years from the date of grant.

14. SUBSEQUENT EVENTS

On March 27, 1996, the Company sold to John Hancock Mutual Life Insurance Company ("Hancock") in a private placement at a price of $5,000,000 Redeemable Preferred Stock and warrants to purchase Common Stock of the Company. The Company issued 500,000 shares of Redeemable Preferred Stock to Hancock and warrants to purchase up to 1,346,788 shares of Common Stock at a price of $4.00 per share. The warrants are exercisable beginning on March 27, 1997 and will be exercisable for ten years following the date of grant.

The Redeemable Preferred Stock bears a 12% cumulative annual dividend, payable semi-annually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The Redeemable Preferred Stock will be redeemable by the Company beginning approximately five years after issuance. The Company will be required to redeem one-third of the Redeemable Preferred Stock on March 15, 2004, one-third on March 15, 2005 and the remaining shares on March 15, 2006.


The net proceeds from the offering were approximately $4,807,000 after expenses. The Company has used the proceeds to fund a portion of the 1996 winery and vineyard expansions and to pay down existing debt used for the 1996 vineyard development, started in 1995.


                                       F13

                                 EXHIBIT INDEX

Exhibit No.                Description
- -----------                -----------

2.1** Merger Agreement between the Company and R.H. Phillips Partners, a California limited partnership, dated May 31, 1994

3.1*        Articles of Incorporation

3.2***      Bylaws

4.1** Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company

4.2**       Form of Common Stock Certificate

4.3**       Form of Common Stock Purchase Warrant

4.4**       Warrant to Purchase Common Stock issued to Capitol Bay
            Securities

4.5**       Form of 5 Year 6% Convertible Subordinated Note of the Company

4.6* Form of Warrant to Purchase Common Stock issued to John Hancock Mutual Life Insurance Company

4.7*        Form of Senior Preferred Stock Certificate

10.1** Loan Agreement between the Company and Metropolitan Life Insurance Company and Related Agreements, dated January 20, 1995

10.2*** Loan Agreement between the Company and U. S. Bank and Related Agreements, dated May 26, 1995

10.3** Promissory Note by RHP Vineyards, payable to the Company, dated December 31, 1993

10.4** Selling Agent Agreement between the Company and Sequoia Equity Securities Corporation, dated November 1, 1994

10.5** Underwriting Agreement between the Company and Capitol Bay Securities, dated November 29, 1994

10.6** Warrant Purchase Agreement between the Company and Capitol Bay Securities, dated November 29, 1994

10.7**      Form of Convertible Note Purchase Agreement

10.8** Escow Agreement by and between Bank of America NT&SA ("Escrow Holder"), the Company, RHP Vineyards, Inc., The R.H. Phillips Vineyard, Inc., R. Ken Coit and David Gemmer with respect to escrow of certain shares of the Company's stock

10.9** Sale Restriction Agreement by and between the Company, Capitol Bay Securities and certain shareholders of the Company, dated October 5, 1994

10.10*** R.H. Phillips, Inc. 1995 Stock Option Plan and form of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement.

10.10* Loan Agreement between the Company and Heller Financial and related documents, dated October 20, 1995.

10.11* Securities Purchase Agreement between the Company and John Hancock Mutual Life Insurance Company, dated March 27, 1996.

10.12 Grape Purchase Agreement between the Company and C. Mondavi & Sons, dated February 14, 1995.

23.1        Consent of KPMG Peat Marwick LLP.

23.2        Consent of Deloitte & Touche LLP.

* Documents were filed as exhibits to the Annual Report of the Company on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference.

** Documents were filed as exhibits to the Annual Report of the Company on Form 10-KSB for the year ended December 31, 1994 and are incorporated by reference.

*** Documents were filed as exhibits to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 1995 and are incorporated by reference.