Form 10QSB
period 1996-06-30
PHILLIPS R H INC
filed 1996-08-14
CIK 925712

                 U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                            Form 10-QSB
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996
  [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to __________________

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

Number of shares outstanding of each of the issuer's classes of common equity as of August 9, 1996: 5,869,540

Transitional Small Business Disclosure Format:    Yes      No  X

          This document consists of 14 pages.

Item 1.  Financial Statements


R.H. PHILLIPS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The interim financial statements as of June 30, 1996 and for each of the six and three month periods ended June 30, 1995 and 1996 have been prepared by R.H. Phillips, Inc. (the "Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the six and three month periods ended June 30, 1995 and 1996 are not necessarily indicative of the results which might be realized for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     Net income per share is computed using the weighted average number shares of common outstanding and dilutive Common Stock equivalents. Net income per share and common shares outstanding for the three and six month periods ending June 30, 1995 have been restated to account for a cumulative stock dividend estimated at 18,750 shares.

2.  SUBSEQUENT EVENT

     On July 29, 1996, the Company completed a public offering of 1,220,000 shares of Common Stock. The Company issued 1,220,000 shares of common stock in connection with the offering at a price of $4.375 per share, and the managing underwriter of the offering has a thirty day option to purchase up to 183,000 additional shares at the same price. The managing underwriter also received a warrant to purchase up to 122,000 shares of Common Stock at a price of $5.25 per share in connection with the offering.
The Company anticipates that net proceeds from the offering, after payment of all commissions and offering expenses, will total approximately $4,524,000 (assuming no exercise of the option to purchase additional shares described above).

R.H. PHILLIPS, INC., dba
THE R.H. PHILLIPS VINEYARD
(A California Corporation)

BALANCE SHEET
JUNE 30, 1996 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash                                                     $        24,685
   Accounts receivable                                            2,478,400
   Inventories                                                    6,869,986
   Deferred income taxes and prepaid expenses                       352,567
       Total current assets                                       9,725,638

PROPERTY, PLANT, AND EQUIPMENT - net                             21,951,157

OTHER ASSETS:
   Note receivable from shareholder                                 201,539
   Deferred loan fees and other, net                                807,406
       Total other assets                                         1,008,945

TOTAL ASSETS                                                    $32,685,740

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                       $     960,000
   Notes payable                                                  1,487,787
   Accounts payable                                               1,575,617
   Accrued liabilities                                              694,457
      Total current liabilities                                   4,717,861

LONG-TERM DEBT                                                   12,468,642
SUBORDINATED DEBT                                                 1,500,000
DEFERRED INCOME TAXES                                               679,000
COMMITMENTS AND CONTINGENCIES                                            --

REDEEMABLE PREFERRED STOCK                                        4,798,378

SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par,  4,500,000 shares
     authorized, none outstanding                                        --
   Common stock, no par, 12,500,000 shares authorized,
     4,639,135 shares issued and outstanding                      7,646,845
   Retained earnings                                                875,014
      Total shareholders' equity                                  8,521,859

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $32,685,740

R.H. PHILLIPS, INC., dba
THE R.H. PHILLIPS VINEYARD
(A California Corporation)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                        Six Months Ended          Three Months Ended
                                           June 30,                    June 30,
                                      1995         1996          1995          1996
NET SALES                         $ 6,598,984  $ 6,991,029   $ 3,419,836   $ 3,805,207

COST OF SALES                       4,302,864    3,955,919     2,249,595     2,046,845

GROSS PROFIT                        2,296,120    3,035,110     1,170,241     1,758,362

SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES       1,750,109    1,715,270       918.895       914,154

OPERATING INCOME                      546,011    1,319,840       251,346       844,208

INTEREST EXPENSE                     (479,115)    (512,352)     (211,627)     (204,862)

OTHER INCOME (EXPENSE) - NET            8,144       31,568        19,717        18,222

INCOME  BEFORE INCOME TAXES            75,040      839,056        59,436       657,568

PROVISION FOR INCOME TAXES            (30,200)    (306,100)      (23,900)     (240,100)

NET INCOME                        $    44,840  $   532,956   $    35,536   $   417,468


NET INCOME PER SHARE              $       .01  $       .10   $       .01   $       .07

COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING               4,158,172    4,653,613     4,158,172     4,653,613

R.H. PHILLIPS, INC., dba
THE R.H. PHILLIPS VINEYARD
(A California Corporation)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                  Six Months Ended         Three Months Ended
                                                       June 30,                 June 30,
                                                   1995        1996         1995          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $   44,840  $   532,956  $    35,536   $   417,468
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
   Depreciation and amortization                  433,524      709,312      212,605       361,595
   Gain on sale of equipment                         (927)          --      (20,336)           --
   Changes in assets and liabilities:
     Accounts receivable                          (95,985)     388,288     (103,243)    (402,497)
     Inventories                                 (375,022)    (515,516)    (275,263)    (275,976)
     Deferred income taxes and prepaid expenses  (118,031)      64,368      355,339        6,879
     Other assets                                  (5,850)     (48,438)       2,257       (9,813)
     Accounts payable and accrued liabilities     611,466       38,348    1,001,836     (564,244)
     Deferred revenue                              27,500           --           --           --
       Net cash provided (used) by
         operating activities                     521,515    1,169,318    1,208,731     (466,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment            (3,923,544)  (5,944,577)  (3,113,445)  (4,445,223)
 Proceeds from sale of property and equipment      20,310           --       20,310          --
   Net cash used in investing
     activities                                (3,903,234)  (5,944,577)  (3,093,135)  (4,445,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of (costs of issuing)
    redeemable preferred stock                         --    4,798,378           --       (8,679)
  Issuance of (costs of issuing) common stock   3,090,078     (158,739)       2,891     (158,739)
  Proceeds from long-term borrowings and
    notes payable                              17,846,329    6,588,724    9,176,329    5,687,396
  Principal payments on long-term borrowings
    and notes payable                         (16,950,257)  (6,731,820)  (8,481,920)    (584,130)
  Payment of loan origination fees               (579,718)      (5,024)    (199,983)      (3,524)
  Loans to shareholders                            (8,800)      (9,199)      (4,799)      (5,047)
    Net cash provided by financing activities   3,397,632    4,482,320      492,518    4,927,277
INCREASE (DECREASE) IN CASH                        15,913     (292,939)  (1,391,886)      15,466
CASH AT BEGINNING OF PERIOD                        30,545      317,624    1,438,344        9,219
CASH AT END OF PERIOD                         $    46,458  $    24,685  $    46,458  $    24,685

OTHER CASH FLOW INFORMATION:
   Interest paid                              $   672,981  $   596,776  $   289,296  $   324,508

NONCASH TRANSACTIONS:
 Issuance of notes payable to finance
   property and equipment                     $        --  $    41,841  $        --  $    41,841
Declaration of cash dividend                  $        --  $    75,000  $        --  $    75,000

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     In reviewing the following management's discussion and analysis, the reader should refer to the historical financial statements of the Company. The discussion of the results and trends does not necessarily imply that these results and trends will continue. For the purpose of the following discussion, a "case" means a nine liter case of wine.

Seasonality

     The Company has traditionally experienced substantial seasonal fluctuations in revenues and expenditures. Sales volumes generally increase during the Thanksgiving and Christmas holiday seasons or at times when the Company markets its wines with special promotions or other sales incentives. A large percentage of the Company's sales usually occur in the last three months of the year.

     The seasonality of the Company's sales affects its liquidity and capital requirements. In the past, the Company has borrowed funds on a short term basis each year beginning in late February or early March to fund crop growing costs. Short-term borrowings increase substantially from August through November due to additional costs from harvest, wine production and increased bottling activity in preparation for higher sales during the holiday season. Consequently, the Company's financial results during the first six months of the year are not necessarily indicative of the Company's financial performance for the entire year.

Costs of Production

     The Company, as is typical of other California wineries of its size, depends in part on the purchase of wines and grapes from outside sources to satisfy its production requirements. The Company estimates that the costs to the Company of producing wines from grapes grown in the Company's vineyards and wines processed at the Company's winery are substantially less than the costs of producing wines made from bulk wines or grapes purchased from others. The Company's recent expansion of its winery has substantially eliminated the Company's need to rely on outside sources of processing for its wines, and the Company has recently expanded the size of its vineyards. These factors have reduced, and are likely to continue in the near future to reduce, the Company's costs of production, thereby leading to higher gross margins on sales of the Company's products. However, prices of bulk wines and grapes have increased significantly during the last two years due primarily to reduced harvests in California and greater demand for wines. The Company believes that the increases in bulk wine and grape costs will continue for the near future, thereby increasing production costs.

Results of Operations

     Net sales for the six month period ended June 30, 1996 were approximately $6,991,000, an increase from $6,599,000 during the corresponding period in 1995. The average selling price per case increased from approximately $35.24 during the first six months of 1995 to $37.85 per case for the same period in 1996. The increase in the average selling price resulted primarily from price increases on the Company's Night Harvest wines as well as on the Company's
Chardonnay and Cabernet Sauvignon classic varietals. The number of cases sold during the first six months of 1996 was approximately 177,900, a decrease of 5% from the 186,300 cases sold during the corresponding period in 1995. The Company believes that the decrease in case sales is primarily due to the price increases the Company implemented during the third quarter of 1995 and the first three months of 1996, and to the Company's decision to reduce sales program allowances. The Company believes that the reduction in case sales will likely be temporary.

     Gross profit increased from 35% of sales for the six month period ending June 30, 1995 to 43% of sales for the same period in 1996. Net sales and cost of sales during both periods included the sales of bulk wines. Excluding these sales, the gross margins were 36% during the first six months of 1995 and 44% during the corresponding period in 1996.
The higher gross margin during the first six months of 1996 was primarily due to the price increases discussed above, and to lower costs on the most recent vintages sold in 1996 as compared to the vintages sold during the first six months of 1995. The average cost per case sold during the first six months of 1996 decreased by 8% from that sold in 1995, from approximately $22.68 per case to $21.09 per case. The increase in gross margins and reduction in costs per case is attributable primarily to the increased production the Company derived from its vineyards and the installation in 1995 of its expanded winery production facilities, which eliminated the Company's use of more expensive storage and processing of its wines at outside facilities.

     Although selling, general and administrative expenses remained substantially the same for the six month period ending June 30, 1996 as compared to the corresponding period in 1995, these expenses decreased as a percent of sales, from 27% in 1995 to 25% in 1996. The decrease in these expenses as a percent of sales was primarily due to increased sales during the first six months of 1996 as compared to 1995. Selling expenses decreased from approximately $1,442,000 during the first six months of 1995 to $1,314,000 during the corresponding period in 1996, primarily due to lower sales programming expenses. General and administrative expenses increased from $309,000 during the first six months of 1995 to $401,000 during the corresponding period in 1996, primarily due to an accounts receivable write off from an insolvent customer in 1996.

     Total interest expense for the first six months of 1996 was $512,000, or 7% of net sales, compared to $479,000, also 7% of net sales, in the corresponding period in 1995. The Company capitalized approximately $220,000 of additional interest pertaining to vineyard and winery development in the first six months of 1996 and $128,000 of interest in the same period in 1995. The increase in total interest expense during the first six months of 1996 as compared to the corresponding period in 1995 was primarily due to increased levels of borrowing by the Company to finance vineyard and winery expansion in 1996.

     The Company had net income of $533,000 for the six month period ending June 30, 1996, compared with net income of $45,000 during the same period in 1995. This increase was primarily due to higher sales and lower product costs, which resulted in higher profit margins for its products, and to the other factors described above.

Liquidity and Capital Resources

     The Company has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities and equity financing. The Company has made substantial capital expenditures to expand its vineyards and winery facilities, and intends to continue these expansions. The purpose of the expansion has been and continues to be to increase the Company's production capabilities so that the Company can lessen or eliminate its dependence on outside grape and bulk wine purchases and processing. The Company's cash flows from operations alone have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. As a consequence, the Company has depended upon, and continues to rely upon, debt and equity financing for its working capital and expansion needs.

     The Company's financial obligations consist of long-term debt, short-term credit facilities and redeemable preferred stock. The Company obtained in January 1995 a ten year term loan from Metropolitan Life Insurance Company ("Metropolitan") with a principal amount of $7,500,000. In October 1995, the Company entered into a loan agreement with Heller Financial ("Heller") under which the Company may borrow a maximum of $1,000,000. Of this amount, approximately
$645,000 was advanced to the Company in October 1995, with the balance of $355,000 to be advanced at the Company's option. The term of the loan is five years, with principal payable in sixty equal monthly payments. The Company also refinanced certain existing indebtedness through the issuance of 5 year convertible promissory notes, with an aggregate principal amount of $1,500,000. Amounts owing under these promissory notes are automatically convertible into Common Stock of the Company beginning in December 1996 under certain circumstances.

     The Company has a credit facility with U.S. Bank to finance working capital requirements. The Company may borrow a maximum of $6,200,000 under the facility. The facility is comprised of an operating line of credit and a non-revolving "crop" line of credit. The operating line of credit has a maximum borrowing amount of $5,000,000, is secured by accounts receivable and inventory and matures in April 1998. The crop line of credit is in the amount of $1,200,000. The crop line of credit bears interest at an annual rate of U.S. Bank's prime rate plus 100 basis points, is secured by the 1996 grape crop, and matures in November
1996.

     In addition to the credit facilities described above, the Company obtained a short-term secured line of credit from U.S. Bank in June 1996 to finance the purchase of additional real estate and vineyard expansion. The amount owing under this line of credit as of June 30, 1996 was $1,334,000. The entire amount of the line of credit was repaid in July 1996 with proceeds the Company received from its recently completed public offering.

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

     In March 1996, the Company completed a sale of 500,000 shares of Senior Redeemable Senior Preferred Stock (the "Senior Preferred
Stock") and warrants to purchase up to 1,346,000 shares of Common
Stock . The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, was approximately $4,798,000. The Senior Preferred Stock bears a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. As of June 30, 1996, cash dividends payable totaled $75,000, and stock dividends payable totaled 18,750 shares of Common
Stock. The Company will be required to redeem one-third of the Senior Preferred Stock eight years after issuance and one-third of the Senior Preferred Stock in each of the succeeding years at a price of $10.00 per share.

     In 1995 and 1996, the Company also raised financing through the sale of Common Stock in two public offerings. The Company completed a sale of Common Stock and warrants to purchase Common Stock in its initial public offering during 1995. Net proceeds from the offering, after payment of commissions and expenses, totaled approximately
$2,873,000. The Company issued 493,563 units at a price of $7.25 per unit, with each unit consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock. The warrants are currently exercisable at a price of $3.875 per share and expire on April 1, 1997. As of June 30, 1996, warrants to purchase 6,150 shares of Common Stock had been exercised, with net proceeds to the Company totaling approximately $24,000. If the warrants are exercised in full, the Company estimates that it will receive net proceeds of approximately $1,902,000.

     The Company completed a second public offering of Common
Stock in July 1996.  The Company issued 1,220,000 shares of Common
Stock in connection with the offering at a price of $4.375 per share, and the managing underwriter of the offering, Van Kasper & Company, has a thirty day option to purchase up to 183,000 additional shares of Common Stock at the same price. The Company estimates that the net proceeds from the offering, after payment of underwriting discounts and offering expenses (and excluding funds which may be raised from the exercise of the option described above) will be approximately $4,524,000.

     The Company's net working capital as of June 30, 1996 was $5,008,000, as compared to $5,369,000 as of December 31, 1995. The major reason for the decline was a reduction in accounts receivable from $2,866,000 as of December 31, 1995 to $2,478,000 as of June 30, 1996.
The decline in accounts receivable during this period reflects the seasonality of the Company's business insofar as accounts receivable are generally higher at year end than at the end of the first six months of the year.

     Net cash provided by operating activities for the six month period ending June 30, 1996 totaled $1,169,000, compared to $522,000 for the period ending June 30, 1995. The increase in net cash provided by operating activities is primarily due to the increased net income derived from the expanding margins caused by higher selling prices and lower costs. Net income for the first six months of 1996 was $533,000, compared to $45,000 for the same period in 1995.

     In 1995, the Company began to implement its program of substantially increasing the size of its winemaking facilities. The first phase of the expansion was completed in September 1995 and included two new barrel buildings, crush and tank pads, 60 wine tanks and other equipment. This increased the Company's fermentation and storage tank capacity from 123,000 to 1,000,000 gallons. The Company began the current phase of its winery expansion in April 1996. This phase includes the construction of an 18,000 square foot barrel building and tank pads. The Company is in the process of purchasing various equipment, including 26 stainless steel wine tanks with total storage capacity of approximately 422,000 gallons, a refrigeration system, a grape press, a grape crusher, a must pump, barrels, and other equipment.

     The Company planted 447 acres of new vineyards during the first six months of 1996, and currently intends to plant an additional 375 acres in 1997, 285 acres in 1998, and 90-100 acres each in 1999 and 2000.
The additional acres are being planted on land the Company currently owns or may purchase in the future, including approximately 900 acres of land which the Company purchased in June 1996 and an additional
100 acres the Company has an option to purchase. By the year 2000, the Company intends to have approximately 1,700 acres of vineyards under cultivation on approximately 2,700 acres of land. However, there can be no assurance that the Company will be able or expand the vineyards at that rate.

     The Company estimates that the total costs of the current phase of the vineyard and winery expansion will be approximately $14,500,000 from 1996 through 1997. The Company plans to fund this phase of the expansion primarily with the proceeds from the March 1996 sales of the Senior Preferred Stock, the proceeds from its most recently completed public offering and funds expected from the exercise of the Common
Stock warrants the Company issued in its initial public offering in 1995. The Company intends to satisfy additional financing requirements for the current phase of its expansion and for further expansion in the years 1998 through 2000 through internally generated funds and borrowings on working capital lines of credit, although additional long-term debt or equity financing may be necessary.

     Phylloxera infestation may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the 1,293 acres currently under cultivation by the Company, 369 acres have rootstock which is susceptible to Phylloxera. Management estimates that the commercially productive life of these vineyards is ten years from January 1, 1994, as compared with the twenty-five year life generally estimated for vineyards, and that the reduction in the useful life of these vineyards will result in an increase in depreciation of approximately $65,000 per year. The Company is chemically treating all vineyards believed to be currently at risk for Phylloxera and estimates that these treatments will cost approximately $45,000 per year. Both the increased depreciation charges and the cost of treatment are added to the cost of grapes harvested, thus increasing cost of sales. In addition, the Company is planning to combat the effects of Phylloxera through the use of innovative grafting methods whereby existing vines are grafted onto resistant rootstock. The Company also plans to remove and replant approximately 30 acres of Phylloxera-infested or susceptible vines per year with vines bearing rootstock believed to be resistant to Phylloxera.

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

     Availability of Future Financing. The rate at which the Company is able to expand its facilities is heavily dependent upon its ability to raise additional debt or equity financing. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside of the control of the Company. These factors include, but are not limited to, interest rates, the availability of sources of financing and the exercise of warrants issued in the Company's initial public offering. If less than all of the warrants are exercised, interest rates increase or other financing becomes unavailable or more costly to obtain, the Company may need to reduce its rate of expansion.

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

     Costs of Production. Statements with respect to the general decline in the Company's cost of production are based on management's assumptions concerning the likely levels of sales by the Company during 1996, projected yields from the Company's vineyards and beliefs as to the cost and availability of bulk wine and grapes from the spot market. If, for example, the Company's sales increase at a faster rate than anticipated or the Company's grape production is lower than projected, the Company could be forced to make additional purchases of grapes and wine on the spot market. In view of current prices and lack of availability of good quality bulk wines and grapes, management believes that such events could increase the Company's costs of production.

     Market Conditions. Assumptions as to the desirability of expansion are based to a great extent on the Company's belief concerning the current status of and trends within the wine industry. Market conditions in the wine industry have changed substantially from time to time. To the extent that market conditions change substantially in the future, the rate at which the Company deems it advisable to expand its vineyard and winery facilities may be adjusted.

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

                     PART II


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.     Description


10.1          Loan Agreement and Related Agreements between the Company and U.S.
              Bank, dated April 30, 1996.

10.2          Description of Compensation Arrangement between the Company and
              Victor L. Motto, a director of the Company.


27            Financial Data Schedules.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.



R.H. PHILLIPS, INC.
(Registrant)

By: /s/ John E. Giguiere
    -------------------------------------------
    John E. Giguiere, Co-President
    Co-Chief Executive Officer





By: /s/ Robert T. Moore
    --------------------------------------------
    Robert T. Moore, Chief Financial Officer
    Principal Financial Officer

                  EXHIBIT INDEX


No.          Description

10.1         Loan Agreement and Related
             Agreements between the
             Company and U.S. Bank,
             dated April 30, 1996

10.2         Description of Compensation
             Arrangement with Vic Motto,
             director of the Company

27           Financial Data Schedules
