Form 10QSB
period 1996-09-30
PHILLIPS R H INC
filed 1996-11-14
CIK 925712

              U.S. Securities and Exchange Commission
                      Washington, D.C.  20549

                           Form 10-QSB
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996
  [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ________________

          Commission File No.: 0-26276

                          R.H. PHILLIPS, INC.
          (Exact name of small business issuer in its charter)

          California                          68-0313739

(State or other jurisdiction of
 incorporation or organization)    (IRS Employer Identification No.)


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

Number of shares outstanding of each of the issuer's classes of common equity as of November 12, 1996: 5,920,050

Transitional Small Business Disclosure Format:    Yes      No  X


                 This document consists of 13 pages.

Item 1.  Financial Statements

R.H. PHILLIPS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The interim financial statements as of September 30, 1996 and for each of the nine and three month periods ended September 30, 1995 and 1996 have been prepared by R.H. Phillips, Inc. (the "Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the nine and three month periods ended September 30, 1995 and 1996 are not necessarily indicative of the results which might be realized for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     Net income per share is computed using the weighted average number shares of common outstanding and dilutive Common Stock equivalents. Net income per share and common shares outstanding for the nine and three month periods ending September 30, 1995 have been restated to account for a stock dividend of 37,500 shares.

R.H. PHILLIPS, INC., dba
THE R.H. PHILLIPS VINEYARD
(A California Corporation)

BALANCE SHEET
SEPTEMBER 30, 1996 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash                                        $     187,218
   Accounts receivable                             2,703,152
   Inventories                                     7,249,772
   Deferred income taxes and prepaid expenses        383,901
       Total current assets                       10,524,043

PROPERTY, PLANT, AND EQUIPMENT - net              26,400,648

OTHER ASSETS:
   Note receivable from shareholder                  205,878
   Deferred loan fees and other, net                 597,000
       Total other assets                            802,878

TOTAL ASSETS                                     $37,727,569

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt        $     948,000
   Notes payable                                     500,000
   Accounts payable                                2,237,168
   Accrued liabilities                               976,954
      Total current liabilities                    4,662,122

LONG-TERM DEBT                                    12,517,006
SUBORDINATED DEBT                                  1,500,000
DEFERRED INCOME TAXES                                679,000
COMMITMENTS AND CONTINGENCIES                             --

REDEEMABLE PREFERRED STOCK                         4,798,378

SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par,
     4,500,000 shares
     authorized, none outstanding                         --
   Common stock, no par, 12,500,000 shares authorized,
     5,957,250 shares issued and outstanding      12,411,631
   Retained earnings                               1,159,432
      Total shareholders' equity                  13,571,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $37,727,569

See accompanying notes to financial statements.

R.H. PHILLIPS, INC., dba
THE R.H. PHILLIPS VINEYARD
(A California Corporation)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                        Nine Months Ended           Three Months Ended
                                          September 30,                September 30,
                                        1995          1996          1995          1996
NET SALES                         $   9,437,287 $  11,120,709 $   2,838,303 $   4,129,680

COST OF SALES                         6,097,012     6,211,820     1,794,148     2,255,901

GROSS PROFIT                          3,340,275     4,908,889     1,044,155     1,873,779

SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES         2,621,535     2,679,660       871,426       964,390

OPERATING INCOME                        718,740     2,229,229       172,729       909,389

INTEREST EXPENSE                       (708,004)     (649,325)     (228,889)     (136,973)

OTHER INCOME (EXPENSE) - NET             21,466        61,070        13,322        29,502

INCOME (LOSS)  BEFORE INCOME TAXES       32,202     1,640,974       (42,838)      801,918

(PROVISION FOR) BENEFIT FROM
   INCOME TAXES                         (12,900)     (598,600)       17,300      (292,500)

NET INCOME (LOSS)                $       19,302 $   1,042,374  $    (25,538) $    509,418


NET INCOME (LOSS) PER SHARE      $              $         .18  $       (.01) $        .09

COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                 4,341,443     4,963,174     4,341,443     4,963,174


See accompanying notes to financial statements.

R.H. PHILLIPS, INC., dba
THE R.H. PHILLIPS VINEYARD
(A California Corporation)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Nine Months Ended                Three Months Ended
                                                          September 30,                    September 30,
                                                       1995            1996            1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $       19,302  $    1,042,374  $      (25,538) $       509,418
  Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
     Depreciation and amortization                     692,795       1,110,278         259,271          400,966
     Gain on sale of equipment                         (19,017)         (6,008)        (18,090)          (6,008)
     Changes in assets and liabilities:
        Accounts receivable                            372,311         163,536         468,296         (224,752)
        Inventories                                   (803,208)       (895,302)       (428,186)        (379,786)
        Deferred income taxes and prepaid expenses     (65,992)         33,034          52,039          (31,334)
        Other assets                                    (6,370)        (72,468)           (520)         (24,030)
        Accounts payable and accrued liabilities       141,127       1,057,397        (470,339)       1,019,049
        Deferred revenue                                27,500              --              --               --
           Net cash provided (used) by
               operating activities                    358,448       2,432,841        (163,067)       1,263,523

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment               (6,744,113)    (10,758,593)     (2,820,569)      (4,814,016)
   Proceeds from sale of property and equipment         47,271          49,347          26,961           49,347
           Net cash used in investing activities    (6,696,842)    (10,709,246)     (2,793,608)      (4,764,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of redeemable preferred stock                    --       4,798,378              --               --
  Issuance of (costs of issuing) common stock        3,047,018       4,638,617         (43,060)       4,797,356
  Payment of cash dividend                                  --        (150,000)             --         (150,000)
  Proceeds from long-term borrowings and
     notes payable                                  21,656,330      11,617,678       3,810,001        5,028,954
   Principal payments on long-term borrowings
     and notes payable                             (17,788,137)    (12,740,112)       (837,880)      (6,008,292)
   Payment of loan origination fees                   (579,718)         (5,024)             --               --
   Loans to shareholders                               (12,800)        (13,538)         (4,000)          (4,339)
           Net cash provided by financing activities 6,322,693       8,145,999       2,925,061        3,663,679
INCREASE (DECREASE) IN CASH                            (15,701)       (130,406)        (31,614)         162,533
CASH AT BEGINNING OF PERIOD                             30,545         317,624          46,458           24,685
CASH AT END OF PERIOD                           $       14,844  $      187,218  $       14,844  $       187,218

OTHER CASH FLOW INFORMATION:
   Interest paid                                $      858,268  $      831,646  $      185,287  $       234,870

NONCASH TRANSACTIONS:
  Issuance of notes payable to finance
    property and equipment                      $      130,297  $       69,756  $      130,297  $        27,915
  Issuance of stock dividend  $                             --  $      150,000  $           --  $       150,000

See accompanying notes to financial statements.

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

Seasonality

     The Company has traditionally experienced substantial seasonal fluctuations in revenues and expenditures. Sales volumes generally increase during the Thanksgiving and Christmas holiday seasons or at times when the Company markets its wines with special promotions or other sales incentives.
A substantial percentage of the Company's sales usually occur in the last three months of the year.

     The seasonality of the Company's sales affects its liquidity and capital requirements. The Company generally borrows funds on a short term basis each year beginning in late February or early March to fund crop growing costs. Short-term borrowings increase substantially from August through November due to additional costs from harvest, wine production and increased bottling activity in preparation for higher sales during the holiday season. Consequently, the Company's financial results during the first nine months of the year are not necessarily indicative of the Company's financial performance for the entire year.

Costs of Production

     The Company, as is typical of other California wineries of its size, depends in part on the purchase of wines and grapes from outside sources to satisfy its production requirements. The Company estimates that the costs to the Company of producing wines from grapes grown in the Company's vineyards and wines processed at the Company's winery are substantially less than the costs of producing wines made from bulk wines or grapes purchased from others. The Company's recent expansion of its winery has eliminated the Company's need to rely on outside sources of processing for its wines, and the Company is in the process of expanding the size of its vineyards in order to lessen its dependence on outside sources of bulk wine and grapes. These factors have reduced, and are likely to continue in the near future to reduce, the Company's costs of production, leading to higher gross margins on sales of the Company's products.

      However, the Company believes that the cost benefits derived from the winery and vineyard expansions will be temporarily offset in the near future by higher costs associated with a decline in yields from the 1996 harvest. The Company estimates that the decline in yields from the 1996 harvest was approximately 23% and varied depending on the varietal and location in the vineyard. The lower yields will result in a higher cost of sales when the current vintage is sold, beginning in October 1996. Because many other California vineyards experienced below average yields, the Company expects to pay higher prices for future bulk wine and grape purchases, which will also contribute to a higher cost of sales. The Company believes that the lower yields are temporary and were due to uncontrollable factors, primarily weather conditions.

Results of Operations

     Net sales for the nine month period ended September 30, 1996 were approximately $11,121,000, an increase of 18% from $9,437,000 during the corresponding period in 1995. The average selling price per case increased from approximately $35.78 during the first nine months of 1995 to $38.93 per case for
<PAGE 7
the same period in 1996. The increase in the average selling price resulted primarily from price increases on the Company's Chardonnay and Cabernet Sauvignon classic varietals. The number of cases sold during the first nine months of 1996 was approximately 271,100, an increase of 4% over the 261,600 cases sold during the corresponding period in 1995.

     Gross profit increased from 35% of sales for the nine month period ending September 30, 1995 to 44% of sales for the same period in 1996. Net sales and cost of sales during both periods included the sales of bulk wines, and in 1996 also included the sales of grain and grapes. Excluding these sales, the gross margins were 36% during the first nine months of 1995 and 45% during the corresponding period in 1996. The higher gross margin during the first nine months of 1996 was primarily due to the price increases discussed above, and to lower costs on the most recent vintages sold in 1996 as compared to the vintages sold during the first nine months of 1995. The average cost per case sold during the first nine months of 1996 decreased by 6% from that sold in 1995, from approximately $22.80 per case to $21.34 per case. The increase in gross margins and reduction in costs per case is attributable primarily to the increased production the Company derived from its vineyards and the installation in 1995 of the first phase of its expanded winery production facilities, which eliminated the Company's use of more expensive outside storage and processing facilities.

     Although selling, general and administrative expenses remained substantially the same for the nine month period ending September 30, 1996 as compared to the corresponding period in 1995, these expenses decreased as a percent of sales, from 28% in 1995 to 23% in 1996. The decrease in these expenses as a percent of sales was primarily due to increased sales during the first nine months of 1996 as compared to 1995. Selling expenses decreased from approximately $2,163,000 during the first nine months of 1995 to $2,016,000 during the corresponding period in 1996, primarily due to lower sales programming expenses. General and administrative expenses increased from $404,000 during the first nine months of 1995 to $525,000 during the corresponding period in 1996, primarily due to the write off of an insolvent accounts receivable in 1996.

     Total interest expense for the first nine months of 1996 was $649,000, or 6% of net sales, compared to $708,000, or 8% of net sales, in the corresponding period in 1995. The Company capitalized approximately $434,000 of additional interest pertaining to vineyard and winery development in the first nine months of 1996 and $205,000 of interest in the same period in 1995. The increase in total interest cost during the first nine months of 1996 as compared to the corresponding period in 1995 was primarily due to increased levels of borrowing by the Company to finance vineyard and winery expansion in 1996.

     The Company had net income of $1,092,000 for the nine month period ending September 30, 1996, compared with net income of $19,000 during the same period in 1995. This increase was primarily due to higher sales and lower product costs, which resulted in higher profit margins for its products, and to the other factors described above.

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

     The Company's financial obligations consist of long-term debt, short-term credit facilities and redeemable preferred stock. The Company obtained in January 1995 a ten year term loan from Metropolitan Life Insurance
Company ("Metropolitan") with a principal amount of $7,500,000. In 1994, the Company refinanced certain existing indebtedness through the issuance of five year convertible promissory notes, with an aggregate principal amount of $1,500,000. Amounts owing under these promissory notes are automatically convertible into Common Stock of the Company beginning in December 1996 under certain circumstances.

     The Company has a credit facility with U.S. Bank to finance working capital requirements. The Company may borrow a maximum of $6,200,000 under the facility. The facility is comprised of an operating line of credit and a non-revolving "crop" line of credit. The operating line of credit has a maximum borrowing amount of $5,000,000, is secured by accounts receivable and inventory and matures in April 1998. The annual interest rate on the operating line is either U.S. Bank's prime rate or IBOR, at the Company's option. The crop line of credit is in the amount of $1,200,000.
The crop line of credit bears interest at an annual rate of U.S. Bank's prime rate plus 100 basis points, is secured by the 1996 grape crop, and matures in November 1996. As of September 30, 1996, the total outstanding on both lines of credit was $4,835,000, leaving an available balance of $1,365,000.

     In October 1996, the Company obtained a temporary increase of $1,000,000 on the U.S. Bank operating line of credit. The increase bears interest at U.S. Bank's prime rate plus 100 basis points, and expires in March 1997.

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

     In March 1996, the Company completed a sale of 500,000 shares of Senior Redeemable Preferred Stock (the "Senior Preferred Stock") and warrants to purchase up to 1,346,000 shares of Common Stock. The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were approximately $4,798,000. The Senior Preferred Stock bears a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The Company will be required to redeem one-third of the Senior Preferred Stock eight years after issuance and one-third of the Senior Preferred Stock in each of the succeeding years at a price of $10.00 per share.

     In 1995 and 1996, the Company also raised financing through the sale of Common Stock in two public offerings. The Company completed a sale of Common Stock and warrants to purchase Common Stock in its initial public offering during 1995. Net proceeds from the offering, after payment of commissions and expenses, totaled approximately $2,873,000. The Company issued 493,563 units at a price of $7.25 per unit, with each unit consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock. The warrants are currently exercisable at a price of $3.875 per share and expire on April 1, 1997. As of September 30, 1996, warrants to purchase 16,765 shares of Common Stock had been exercised, with net proceeds to the Company totaling approximately $65,000. If the warrants are exercised in full, the Company estimates that it will receive net proceeds of approximately $1,902,000.

     The Company completed a second public offering of Common Stock in July 1996. The Company issued 1,270,000 shares of Common Stock in connection with the offering at a price of $4.375 per share, and the managing underwriter of the offering, Van Kasper & Company, received a warrant to purchase up to 122,000 shares of Common Stock at a price of $5.25 per share. The net proceeds from the offering, after payment of underwriting discounts and offering expenses, totaled approximately $4,574,000.

     The Company's net working capital as of September 30, 1996 was $5,912,000, as compared to $5,369,000 as of December 31, 1995. The primary reason for the increase was an increase in inventories, from $6,354,000 at December 31, 1995 to $7,250,000 at September 30, 1996.
This increase is indicative of the seasonality of the Company's business, as inventories are typically higher immediately following harvest and prior to the holiday sales season, during which time sales generally increase.

     Net cash provided by operating activities for the nine month period ending September 30, 1996 was $2,433,000, compared to $358,000 for the period ending September 30, 1995. The increase in net cash provided by operating activities is primarily due to the increased net income derived from the higher margins, as discussed above. Net income for the first nine months of 1996 was $1,092,000, compared to $19,000 for the same period in 1995.

     The Company completed the second phase of its winery expansion in September 1996. Over the past two years, the Company has added three buildings used for bottling, barrel storage and chemical storage, a crush pad and several tank pads, 86 stainless steel wine tanks, and other equipment to its winery facility. The Company's tank storage capacity increased from 123,000 gallons to 1,445,000 gallons. The winery expansion has enabled the Company to discontinue its former practice of having its wine fermented and stored at outside facilities, thus reducing the cost of producing its wine. The total cost of the two year expansion was approximately $9,327,000, of which $4,789,000 is attributable to the second phase completed in 1996.

     The Company planted 435 acres of new vineyards during 1996, and currently intends to plant an additional 375 acres in 1997, 285 acres in 1998, and 90-100 acres each in 1999 and 2000. The additional acres are being planted on land the Company currently owns or may purchase in the future, including approximately 900 acres of land which the Company purchased in June 1996 and an additional 100 acres the Company has an option to purchase. By the year 2000, the Company intends to have approximately
1,800 acres of vineyards under cultivation on approximately 2,700 acres of land. However, there can be no assurance that the Company will be able to expand the vineyards at that rate.

     The Company estimates that the total costs of the current phase of the vineyard and winery expansion will be approximately $14,500,000 from 1996 through 1997. The Company plans to fund this phase of the expansion primarily with the proceeds from the March 1996 sales of the Senior
Preferred Stock, the proceeds from its secondary public offering and funds expected from the exercise of the Common Stock warrants the Company issued in its initial public offering in 1995. The Company intends to satisfy additional financing requirements for the current phase of its expansion and for further expansion in the years 1998 through 2000 through internally generated funds and borrowings on working capital lines of credit, although additional long-term debt or equity financing may be necessary.

     Phylloxera infestation may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the 1,201 acres currently under cultivation by the Company, 289 acres have rootstock which is susceptible to Phylloxera. Management estimates that the commercially productive life of these vineyards is ten years from January 1, 1994, as compared with the twenty-five year life generally estimated for vineyards, and that the reduction in the useful life of these vineyards will result in an increase in depreciation of approximately $65,000 per year. The Company is chemically treating all vineyards believed to be currently at risk for Phylloxera and estimates that these treatments cost approximately
$45,000 per year. Both the increased depreciation charges and the cost of treatment are added to the cost of grapes harvested, thus increasing cost of sales. The Company plans to remove and replace all Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera, either by removing and replanting the vines, or through the use of grafting methods whereby existing vines are grafted onto resistant rootstock. The Company removed 68 acres of vineyard in 1995, and 80 acres were removed in 1996. Thirty-three acres have been replanted. The Company plans to continue the removal and replanting of these vines at a rate of approximately 30 acres per year.

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

     Availability of Future Financing. The rate at which the Company is able to expand its facilities is heavily dependent upon its ability to raise additional debt or equity financing. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside of the control of the Company. These factors include, but are not limited to, interest rates, the availability of sources of financing and the exercise of warrants issued in the Company's initial public offering. If all of the warrants are not exercised, interest rates increase or other financing becomes unavailable or more costly to obtain, the Company may need to reduce its rate of expansion.

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

     Costs of Production. Statements with respect to the general decline in the Company's cost of production are based on management's assumptions concerning the likely levels of future sales by the Company, projected yields from the Company's vineyards and beliefs as to the cost and availability of bulk wine and grapes from the spot market. If, for example, the Company's sales increase at a faster rate than anticipated or the Company's grape production is lower than projected, the Company could be forced to make additional purchases of grapes and wine on the spot market. In view of current prices and lack of availability of good quality bulk wines and grapes, management believes that such events could increase the Company's costs of production.

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

     (a) Exhibits

Exhibit No.         Description
27                  Financial Data Schedules.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.



R.H. PHILLIPS, INC.
(Registrant)

/s/ John E. Giguiere
John E. Giguiere, Co-President
Co-Chief Executive Officer





/s/ Robert T. Moore
Robert T. Moore, Chief Financial Officer
Principal Financial Officer

                   EXHIBIT INDEX



No.            Description


27             Financial Data Schedules