Form 10QSB/A
period 1996-09-30
PHILLIPS R H INC
filed 1996-11-15
CIK 925712

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


                 This document consists of  pages.

Purpose of Amendment

     R.H. Phillips, Inc. (the "Company") is filing the following amendment to its Quarterly Report on Form 10-QSB for the period ended September 30, 1996 to make certain corrections to Item 2, "Mangement's Discussion and Analysis, Results of Operations." This portion of the Quarterly Report stated that sales expenses were $2,016,000, whereas sales expenses during this period were actually $2,095,000. Due to this error, net income and net working capital were overstated by a corresponding amount net of income taxes in that portion of the report. The corrected Item 2 is set forth below. The correct statement of sales expenses and net income was contained in Item 1, "Financial Statements" in the Quarterly Report and, therefore, no change to that Item is being made.
<PAGE 3>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

     Net sales for the nine month period ended September 30, 1996 were approximately $11,121,000, an increase of 18% from $9,437,000 during the corresponding period in 1995. The average selling price per case increased from approximately $35.78 during the first nine months of 1995 to $38.93 per case for the same period in 1996. The increase in the average selling price resulted primarily from price increases on the Company's Chardonnay and Cabernet Sauvignon classic varietals. The number of cases sold during the first nine months of 1996 was approximately 271,100, an increase of 4% over the 261,600 cases sold during the corresponding period in 1995.

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

     Although selling, general and administrative expenses remained substantially the same for the nine month period ending September 30, 1996 as compared to the corresponding period in 1995, these expenses decreased as a percent of sales, from 28% in 1995 to 24% in 1996. The decrease in these expenses as a percent of sales was primarily due to increased sales during the first nine months of 1996 as compared to 1995. Selling expenses decreased from approximately $2,163,000 during the first nine months of 1995 to $2,095,000 during the corresponding period in 1996, primarily due to lower sales programming expenses. General and administrative expenses increased from $404,000 during the first nine months of 1995 to $525,000 during the corresponding period in 1996, primarily due to the write off of an insolvent accounts receivable in 1996.

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

     The Company had net income of $1,042,000 for the nine month period ending September 30, 1996, compared with net income of $19,000 during the same period in 1995. This increase was primarily due to higher sales and lower product costs, which resulted in higher profit margins for its products, and to the other factors described above.

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

     The Company's net working capital as of September 30, 1996 was $5,862,000, as compared to $5,369,000 as of December 31, 1995. The primary reason for the increase was an increase in inventories, from $6,354,000 at December 31, 1995 to $7,250,000 at September 30, 1996.
This increase is indicative of the seasonality of the Company's business, as inventories are typically higher immediately following harvest and prior to the holiday sales season, during which time sales generally increase.

     Net cash provided by operating activities for the nine month period ending September 30, 1996 was $2,433,000, compared to $358,000 for the period ending September 30, 1995. The increase in net cash provided by operating activities is primarily due to the increased net income derived from the higher margins, as discussed above. Net income for the first nine months of 1996 was $1,042,000, compared to $19,000 for the same period in 1995.

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



R.H. PHILLIPS, INC.
(Registrant)

Date: November 14, 1996       /s/ John E. Giguiere
                             John E. Giguiere, Co-President
                             Co-Chief Executive Officer





Date: November 14, 1996      /s/ Robert T. Moore
                             Robert T. Moore, Chief Financial Officer
                             Principal Financial Officer