Form 10KSB
period 1996-12-31
PHILLIPS R H INC
filed 1997-04-01
CIK 925712

    U.S. Securities and Exchange Commission
            Washington, D.C.  20549

                  Form 10-KSB
(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 [Fee Required]
               For the fiscal year ended December 31, 1996

  [  ]         TRANSITION REPORT UNDER SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 [No Fee Required]
               For the transition period from ______ to _________________

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

              No Par Common Stock
                (Title of Class)

   Warrants to Purchase Common Stock, Expiring October 1, 1998
                 (Title of Class)

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

Issuer's revenues for its most recent fiscal year:  $16,928,545

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 24, 1997: $15,532,779

Number of shares outstanding of each of the issuer's classes of common equity as of March 18, 1997: 5,957,750
Transitional Small Business Disclosure Format:    Yes      No  X

                     PART I

Item 1. Description of Business

General

     As used herein, "R.H. Phillips business" will refer to the R.H. Phillips vineyard and winery business. The "Company" will refer to R.H. Phillips, Inc., the issuer to which this report pertains.

     The Company makes and sells premium varietal table vines. The Company's vineyard, winery and corporate headquarters is located in the Dunnigan Hills region of California, approximately 30 miles northeast of the Napa Valley wine region. The Company's wines are sold throughout the United States and in several other countries. Since John and Karl Giguiere, the Co-Chief Executive Officers of the Company, founded R.H. Phillips in the early 1980s, sales of R.H. Phillips' wines have increased from 4,552 cases of wine in 1984 to 402,000 cases of wine in 1996.

Business of Issuer

     Products

     The Company produces and sells wines in the category commonly referred to as "table wines." Table wines are those with 7% to 14% alcohol by volume and which are generally consumed with foods. Table wines that retail for less than $3.00 per 750 ml (milliliter) bottle are generally referred to as generic or "jug" wines. Table wines which retail in the $3.00 to $7.00 range are referred to as "premium" or "popular premium" wines. Wines which retail between $7.00 and $14.00 per bottle are considered "super premium" wines and those which retail above $14.00 per bottle are considered "ultra premium" wines.

     R.H. Phillips has developed a diverse line of products including popular premium and super premium varietal table wines. The
Company markets its products under primary and secondary labels.
Primary label products feature the "R.H. Phillips" name, and are divided into three brand groups, with each group distinguished by a type of wine and price structure. The secondary label wines have a lower cost base and are intended to compete aggressively with other lower-priced premium wines.

     The EXP Series comprises two varietals, Syrah and Viognier, which are traditional to France's southern Rhone Valley. The EXP
Series wines are bottled in 750 ml bottles and retail for about $12 each.

     Chardonnay and Cabernet Sauvignon are the two R.H. Phillips wines considered the Classic Varietals. R.H. Phillips has become a recognized quality leader for Chardonnay and Cabernet Sauvignon priced under $10 per bottle and receives significant positive recognition from well-known wine critics such as Robert Parker. The lower viticultural cost associated with the Dunnigan Hills region has made it possible for R.H. Phillips to improve wine quality by applying a portion of production savings to oak barrel fermentation and barrel aging.
These processes give the wines a competitive quality edge within their price structure. The Chardonnay and Cabernet Sauvignon are bottled in 750 ml and 1.5 liter bottles, and retail for about $8 or $14 per bottle, depending on the size.

     The Night Harvest series consists of blends of varietal wines which are named for the innovative night harvesting methods developed by the Company to retain grape freshness. This series includes
Sauvignon Blanc, Mistura and White Zinfandel. The method of night harvesting allows the processing of cooler fruit, producing maximum flavor from the grapes without extracting the bitterness which emerges at higher processing temperatures. Wines in this group are delicate, smooth-textured blends which are designed to gain maximum flavor from the blending process. Night Harvest wines are bottled in 500 ml, 750 ml and 1.5 liter bottles. Retail prices for blends in this group, depending on bottle size, range from about $4 to $10 per bottle.

     The Diamond G and Chateau St. Nicholas wines are secondary labels, and the R.H. Phillips name does not appear on the label. These wines are not barrel aged, allowing the wines to be produced and sold at a lower price.  Due to its lower retail cost, Diamond G wine can compete with inexpensive varietals from much larger producers such as
Glen Ellen and Sutter Home.  Diamond G  is produced in 750 ml and
1.5 liter bottles, and retails for about $6 or $10 per bottle. Chateau St. Nicholas is sold only during the holiday season, and is offered both as a blended Chardonnay and as a blended White Zinfandel, in a 750 ml bottle or a gift pack consisting of two 500 ml bottles. Chateau St. Nicholas retails for about $6-7 for the 750 ml bottles, and $12 for the
gift pack.   Management believes that Chateau St. Nicholas is a mature
brand, sales of which are not likely to increase.

     The Company plans to introduce its new Toasted Head Series in April 1997. This series will consist of barrel aged Chardonnay packaged in a 750 ml bottle, and will retail for about $12. Management believes this series will be competitive with wines priced in the ultra premium category.

     Sales By Product

     The varietal makeup of R.H. Phillips wines has changed since the business was founded. In the first years of full product line sales, generic white and red table wine represented a larger portion of R.H. Phillips' sales than any of its varietals. In 1996, generic table wines represented approximately 1% of total sales, while sales of Chardonnay and White Zinfandel totaled approximately 48% and 15% of total sales, respectively.

     Management is reducing production of Chateau St. Nicholas to prevent competition with the R.H. Phillips brand during the holidays, and to focus its distributors' efforts on building the R.H. Phillips brand. Sales of Chateau St. Nicholas, which peaked at a high of approximately 68,000 cases in 1991, declined to approximately 27,000 cases in 1996.

     Although R.H. Phillips primarily focuses on building its proprietary wines, the Company continues to process a small amount of private label wine. Private label wines are packaged and labeled to the specifications of the customer, and the R.H. Phillips name does not appear on the face label. In 1996, private label sales represented approximately 4% of total sales.

     Distribution

     The Company's sales strategy has focused on the creation, retention and expansion of a large, nationwide distributor network supported by sales personnel. The Company's brands are distributed nationwide by a network of 95 unrelated wine distributors who buy inventory at wholesale prices. Four direct sales representatives, who are employees of R.H. Phillips, work with certain distributors and receive a salary plus volume bonuses. Seven independent wine brokers have been appointed by R.H. Phillips to work with other distributors and are paid a commission on their sales. Each sales representative and broker has the responsibility of managing the wholesale network established in his or her region. Each distributor represents a large number of products, so the R.H. Phillips representative is the critical link between the winery and the wholesaler, and works to facilitate communication, deals with special promotions, and monitors sales performance. The
Company also employs a National Sales Manager, whose responsibilities include reviewing regional sales performances and the extent of brand penetration within each region.

     The Company's non-employee sales representatives and wine brokers are paid a commission based on a percentage of the dollar amount of wine orders they obtain from the Company's distributors.
The sales representatives generally are not subject to agreements which obligate them to market the Company's wines for any specific period, or which prohibit the Company from replacing any sales representative upon notice to the representative. However, one sales representative, Citadel Trading Corp. ("Citadel"), which accounted for 49% of all orders placed by distributors for the Company's wines in 1996, has an agreement with the Company which provides that Citadel is the exclusive sales representative of the Company in the states of Maine, New Hampshire, Vermont, Connecticut, New York, Massachusetts,
New Jersey, Pennsylvania and Rhode Island. The agreement will expire on January 1, 1998, unless terminated before that date by either party for cause. The agreement provides that Citadel will relinquish its marketing rights to the Company's wines if there is a substantial decline in sales in Citadel's territory. During the term of that agreement, Citadel may not act as representative of another California winery in competition with the Company without the Company's consent.

     There has been substantial consolidation among beverage distributors during the last several years. Virtually all of the distributors the Company uses also sell other brands of wine and other alcoholic beverages. As a result, the Company believes that a strong distribution network which is able and willing to sell the Company's wines is especially important for the Company.

     The three largest distributors of R.H. Phillips' wines are Lauber Imports, Ltd., Wine Warehouse, and M.S. Walker. In 1996, Lauber Imports, which distributes wines in the northeastern United States, accounted for approximately 13% of sales. Wine Warehouse distributes wine in California, and accounted for approximately 11% of sales. M.S. Walker, also located in the northeast, accounted for approximately 10% of total sales.

     The Company's wines are sold throughout the United States and in several other countries. The northeastern United States was the region which accounted for the highest percentage of R.H. Phillips' sales in 1996, constituting approximately 35% of total sales. The northern Midwest was R.H. Phillips' second largest region, with approximately
11% of total sales in 1996. California, which is divided into two sales regions, also accounted for approximately 11% of sales. Approximately
1% of total sales were to other countries, primarily Canada and the United Kingdom.

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

     Management estimates that the end customers of the Company's wine and spirits distributors consist of approximately 40% liquor stores, 40% grocery stores, and 20% bars and restaurants.

     Sales and Marketing

     The Company's sales expenditures take various forms.  The
Company pays salaries, wages and commissions to its sales and sales support personnel. In addition, the Company uses advertising and sales promotional expenses to promote products in either a "push" or "pull" manner. "Push" programs include such sales tools as promotional allowance rebates or discounts, product samples, and spiffs (dollar sales incentives) paid to distributor sales personnel. "Pull" programs include media advertising, travel and entertainment, point of sale materials, a tasting room, and various promotional events. Management considers "push" programs to be the most productive way to generate new sales per dollar. Although pull programs are more costly to implement, management believes that they will provide a greater return over the long run by building brand recognition.

     Suppliers

     The Company purchases raw materials from outside parties to conduct its business. Raw materials include items such as grapevines and trellis materials, fertilizers and pesticides, and packaging supplies such as bottles, corks, boxes and labels. Management believes that it has strong relationships with all of its major vendors, is not dependent on any single supplier, and would be able to find substitute suppliers if necessary.

      Because sales of the Company's products exceed the Company's current grape production, it has been necessary to purchase bulk wine and grapes from outside suppliers. In 1996, approximately 55% of the wine sold by the Company came from bulk grapes and wine bought on the open market. The supply and price of available grapes have generally been subject to considerable fluctuations. One factor which has reduced the available supply of grapes is Phylloxera damage, which has reduced grape harvests in Napa and Sonoma counties, as described in Phylloxera, Other Diseases. Another factor during 1995 and 1996 was adverse weather conditions, which further reduced grape harvest in the Napa and Sonoma grape growing areas. The price which Ernest &
Julio Gallo, the largest purchaser of bulk wine and grapes, pays for these products also has a considerable impact upon the average price of bulk wines and grapes in the wine industry.

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

     Dry Land Red Grape Production The Rhone varieties are being planted in a dry land, semiarid format. By shrinking the fruit cluster and berry size, R.H. Phillips hopes to improve wine color, flavor and richness.

     Vertical Trellising The Company is investigating ways to increase the exposure of fruit to the sun to increase the fruitiness of the wines;

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

     Winemaking A number of winemaking experiments are carried out each year. Wine variables are changed and the results are evaluated through blind tastings and statistical analyses. Yeast strains and fermentation temperatures are examples of two winemaking variables that are tested.

     R.H. Phillips actively exchanges viticultural and winemaking information with other firms in the industry. A close working relationship with the faculty of the Department of Enology and Viticulture at the University of California at Davis is also maintained. Staff members of R.H. Phillips have visited several wineries in Europe and Australia, and personnel from French, Australian and South African wineries and vineyards have toured its facilities. These visits have resulted in a valuable exchange of technical information.

     Competition

     The California table wine industry in 1996 had approximately
$5.2 billion in sales according to the December 1996 edition of WINEDATA published by Gomberg, Fredrikson and Associates. There are currently about 800 commercial wineries in California, which are concentrated in the major viticultural regions of the state. The three largest wineries, known as "the Big Three," are E. & J. Gallo, Canandaigua West, and The Wine Group. The shipment volume of the
Big Three in 1996 accounted for approximately 63% of total wine sales in California. The Company is the 21st largest shipper of wines in California, according to the 1996 edition of WINEDATA.

     The California wine industry is extremely competitive. Many new wineries have been established in the last few years which compete to some extent with the Company. The competitive environment will continue to be intense in all likelihood and management believes it is doubtful that many of the smaller wineries with comparatively high costs of production and limited financial resources will be able to survive. Management believes that competition in the wine industry will likely increase, which could potentially reduce future profits.

     Per capita wine consumption in the United States has increased steadily in the last five years, according to the December 1996 edition of WINEDATA. The increase appears to be due to favorable news about the health benefits of moderate wine consumption, a strong economy, and innovative packaging introduced by the wine industry, according to the 1996 edition of WINEDATA.

     Trademarks

     The Company has obtained from the U.S. Patent & Trademark Office a federal registration for its EXP and Chateau St. Nicholas trademarks and has applied for registration of several additional trademarks as well. The Company has adopted a program to establish and protect its rights in its trademarks and trade names.

     Employees

     R.H. Phillips employs approximately 190 people full-time. In addition to the full-time positions, the Company employs temporary labor for vineyard development, pruning, harvest, and peak bottling season. None of the Company's employees are covered by a collective bargaining agreement and the Company is unaware of any labor disputes with its employees.

     Agricultural Hazards

     The growing of grapes for wine production is heavily dependent upon favorable weather conditions. Drought or excessive rain can adversely affect production. Excessive heat or cold, especially near the time for harvest, can adversely affect the quality of grapes for wine production. The Company experienced lower than normal crop yields in 1996 due to adverse weather conditions. Management estimates that the yields were approximately 23% lower than normal, and plans to purchase additional bulk wine on the open market to compensate. Management believes that this will cause an increase in the costs of production in 1997, and plans to raise its prices to compensate.

     Phylloxera, Other Diseases

     Over the past several years many California vineyards have been severely damaged by Phylloxera, an aphid-sized root louse. The pest lives and propagates in the soil and feeds on the roots of vines. Phylloxera is not harmful to humans, but can affect grape quality and causes a progressive decline in grape production until eventual vine death. Chemical insecticides can slow the progress of vine deterioration, but once a vine is infested it is not possible to eradicate Phylloxera. According to the 1994 George M. Schofield Company
Grape Intelligence report, harvests in Napa and Sonoma Counties were reduced by 14% and 7%, respectively, in 1994. Additionally, substantial infestation is beginning to appear in the other coastal vineyard areas of Monterey, Mendocino and Lake counties. According to this report, production in 1996 of Napa vineyards was expected to be reduced by up to 28% due to Phylloxera infestation and Sonoma production was expected to be reduced by 19%.

     Due to the warmer climate and careful farming practices, the infestation of the R.H. Phillips vineyards was delayed somewhat.
However, the Company removed during 1996 approximately 80 acres of the vineyards showing the greatest evidence of decline from Phylloxera infestation. Of the Company's current 1,201 acres of vineyards, approximately 289 acres have rootstock known to be susceptible to Phylloxera. Based on tests management has performed, management believes that of these 289 acres, portions of up to 150 acres have the presence of Phylloxera. The Company is using a variety of methods to combat Phylloxera infestation. The Company is applying grafting techniques by which those vines which are less damaged or are not yet infested are grafted onto resistant rootstock, and an interplanting technique in which new vines on resistant rootstock are planted between the susceptible vines, which are then allowed to deteriorate. More damaged vines, as well as those Phylloxera susceptible vines bearing grape varieties which the Company plans to de-emphasize, are being replaced. All replacement vines will have rootstock which is believed in the industry to be resistant to Phylloxera.

     In addition to Phylloxera, grape vines are subject to a variety of other damaging diseases which have afflicted California vineyards. The Company is taking steps to reduce the likelihood of infestation. These steps include the use of chemical treatments and organic methods, such as use of natural insect enemies of the pests.

     Water Supply

     The Company uses drip irrigation from well water supplies to irrigate its vineyards. The wells have been a reliable source of water for the Company. Although management believes that these sources of water will remain available for the foreseeable future, there can be no assurance that sufficient water will be available from underground aquifers. The Company is experimenting with dry land farming techniques for some of its Rhone varietal grapes which are native to areas with relatively little rainfall. If successful, this could reduce the Company's dependence on irrigation.

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

     The BATF also collects federal excise taxes on wine. The amount of federal excise tax is based on the total volume of wine shipped and the alcohol content of that wine. The tax on wine with an alcohol content greater than 14% is greater than the tax assessed on wine with a lesser alcohol content. The current federal excise tax on wines produced by the Company, all of which contain less than 14% alcohol, is $1.07 per gallon for a total of $2.55 per case. The California state excise tax is $0.20 per gallon of wine sold into California.
Missouri and Wisconsin also collect excise taxes based on the volume of sales into those states.

     State governments also regulate the production and shipment of wine. In California, the wine regulatory agency is the Department of Alcoholic Beverage Control. Although the laws and regulatory requirements of the states differ, most states require that wineries be licensed by the appropriate state authorities before they are allowed to ship wine into the state. The Company has obtained licenses from those other states in which it believes it is necessary to be licensed. Most states also require prior state approval of wine labels and set other standards for the manufacture and sale of wine. Wineries are subject to periodic inspections and audits by the BATF and the state alcohol regulatory authorities.

     In addition to alcohol-related governmental regulations, grape growers, wine producers and wine shippers are subject to a broad range of other regulatory requirements, such as local zoning regulations. Other regulations govern the use, storage and disposition of pesticides, fuels and lubricants and other chemicals. The Company believes it is in substantial compliance with all material applicable laws and regulations relating to R.H. Phillips' business. Management is unaware of any environmental problems on or near the vineyard and winery.

     Seasonality

     The Company usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. In 1996, approximately 33% of total sales occurred during this period. The Company's expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn, due to harvest and crush activities and expenditures to fund vineyard and winery expansions.

     Working Capital

     The Company typically keeps large amounts of inventories on hand. Inventories include unfinished products such as the current grape crop, bulk wine stored in tanks and barrels, and packaging supplies, as well as finished wines. The Company generally keeps sufficient finished product on hand to allow rapid turnaround of wine orders.
Management believes that large inventories are standard in the wine industry for these reasons.

     Several of the Company's largest customers receive payment terms in excess of its standard thirty day terms. The extended payment terms are offered to remain competitive with other wineries, and they have the effect of increasing accounts receivable. As of December 31, 1996, approximately 34% of trade accounts receivable were aged more than thirty days due to extended terms.

Item 2. Description of Property

     The Company owns 2,696 acres of land in California's Dunnigan
Hills region, located in northern Yolo County. A total of 1,201 acres are currently planted in vineyards. All the vineyards are harvested for wines produced by R.H. Phillips, with the exception of 45 acres on which grapes are grown under a production contract with Heublein, Inc. The Company also farms 485 additional acres of vineyards under an annually renewable contract for C. Mondavi & Sons.

     Of the wine sold by the Company during 1996, approximately
45% was produced from grapes grown on land owned by the Company.
On site production was supplemented by grapes and bulk wine purchased from other vineyards and wineries. The Company is in the process of expanding its vineyards in an effort to reduce or eliminate outside grape and bulk wine purchases. The Company planted 435 acres of new vineyards during 1996, and currently plans to plant an additional 350 acres in 1997, 175 acres in 1998, and 50 acres each in 1999 and 2000. The additional acres are being planted on land the Company currently owns or may purchase in the future, including 100 acres the Company purchased in February 1997. By the year 2000, the Company intends to have approximately 1,700 acres of vineyard under cultivation on approximately 2,700 acres of land. However, there can be no assurance that the Company will be able to expand the vineyards at that rate.

     The Company's winery facility and administrative headquarters are located on the Company's land. The winery facility contains bottling, barrel storage and warehouse buildings, and several exterior
tank and mechanical pads.   Present storage capacity in the Company's
warehouse is approximately 55,000 cases of wine, which is fully utilized. The Company owns or leases approximately 5,600 oak barrels, and storage capacity in its barrel room is approximately 7,500 barrels. The barrels are capable of holding approximately 330,000 gallons, and the Company's current wine tank capacity is approximately 1,445,000 gallons, for a total capacity of approximately 1,775,000 gallons. The maximum bulk wine on hand at one time during 1996 was approximately 1,055,000 gallons.

     The Company has granted to Metropolitan Life Insurance
Company ("Metropolitan") a deed of trust on its real property and a security interest in certain equipment and other assets as security for a long term loan the Company received from Metropolitan. The
Company maintains insurance policies with respect to its principal properties which, in management's opinion, are adequate in view of the value of the property and the nature of its business.

Item 3.  Legal Proceedings

     The Company is not the subject of any material litigation, other than routine litigation incidental to the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 1996 Annual Meeting of Shareholders on
October 17, 1996 at the Company's winery. A total of 3,963,152 shares, or approximately 67% of the outstanding shares of Common
Stock, were present or represented at the meeting.

     The following persons were elected to the Board of Directors of the Corporation, each of whom was an existing director of the Corporation at that time: John E. Giguiere, Karl E. Giguiere, Lane C. Giguiere, R. Ken Coit and Victor L. Motto. The number of shares voting in favor of each nominee was 3,962,452 and the number of shares voting against each nominee was 700. No other persons were nominated for election to the Board of Directors.

     The shareholders also voted to reappoint KPMG Peat Marwick
LLP ("KPMG") as the Company's independent auditors. A total of 3,962,252 votes were cast in favor of the reappointment of KPMG, 200 votes were cast against the reappointment, and 700 votes abstained.

                    PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     The Company's Common Stock and warrants to purchase
Common Stock are listed on the Nasdaq National Market. As of March 18, 1997, there were 303 holders of record of the Company's Common Stock.

     On March 31, 1995, the Company completed an initial public offering of 493,563 equity units at a price of $7.25 per unit. Each unit consisted of two shares of Common Stock and one warrant to purchase one share of Common Stock. The units began trading on the Nasdaq
SmallCap Market in April 1995, and the Common Stock and warrants began trading separately on October 1, 1995. The Common Stock is now traded on the Nasdaq National Market.

     The high and low bid prices for the Common Stock by quarter for the past two years while the Common Stock has been traded separately are as follows:

     Year Ended December 31, 1995                  High       Low

          Fourth Quarter . . . . . . . . . . .    $3.25      $3.00


     Year Ended December 31, 1996

          First Quarter. . . . . . . . . . . .    $6.75      $3.00
          Second Quarter . . . . . . . . . . .    $6.75      $4.88
          Third Quarter. . . . . . . . . . . .    $6.50      $3.75
          Fourth Quarter . . . . . . . . . . .    $4.12      $2.75

     The high and low bid prices for the units prior to the time that the Common Stock was separately tradeable were as follows:


     Year Ended December 31, 1995                  High       Low

          Second Quarter . . . . . . . . . . .    $7.75      $7.25
          Third Quarter. . . . . . . . . . . .    $7.75      $7.00

     The information concerning the high and low bid prices was based on reports the Company received from the Nasdaq Stock Market.

     The Company has not paid dividends on its Common Stock to date. Management intends to reinvest earnings in the development of its business and does not anticipate paying Common Stock dividends for the foreseeable future. The Board of Directors may reevaluate its policies with respect to the payment of Common Stock dividends in the future.

     Payment of dividends on the Common Stock is subject to certain limitations under the Company's loan agreements with Metropolitan and U.S. Bank of California ("U.S. Bank"). In addition, the Senior Preferred Stock of the Company, which is described below, provides that semi-annual dividends payable on those shares must be paid in full or set aside for payment before any dividends are paid on the Common Stock.

     The Company issued 500,000 shares of 12% Senior Redeemable
Preferred Stock (the "Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock in a private placement to John Hancock Mutual Life Insurance Company
("Hancock") on March 27, 1996. The shares were issued without registration under the Securities Act of 1933 (the "Act") pursuant to the exemption to registration contained in Rule 506 of Regulation D and
Section 4(2) of the Act. The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were approximately $4,798,000. The warrants to purchase Common Stock were valued at approximately $336,000, making the net value of the Senior Preferred Stock approximately $4,462,000. Accretion of approximately $25,000 was recorded during 1996, making the value of the Senior Preferred Stock approximately $4,487,000 as of December 31, 1996.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     In reviewing the following management's discussion and analysis, the reader should refer to the historical financial statements of R.H. Phillips, Inc. The discussion of the results and trends does not necessarily imply that these results and trends will continue. For the following discussion, a "case" means a 9-liter case of wine.

Seasonality

     The Company usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. In 1996, approximately 33% of total sales occurred during this period. The Company's expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn, due to harvest and crush activities and expenditures to fund vineyard and winery expansions.

Costs of Production

     The Company in 1996 experienced a significant increase in its cost of production due to reduced harvests caused by adverse weather conditions, and many California vineyards suffered similar or greater reductions. The reduction in the Company's grape supply has caused the Company to purchase a larger amount of grapes and bulk wines from outside sources to meet customer demand for the Company's wines. Management believes that the Company's costs of producing wines from grapes or bulk wines from outside sources is significantly higher than the costs associated with producing wines from its own grapes. In addition, the cost of bulk wines and grapes has increased substantially during the past two years due to the overall reduction of the California grape harvest and the resulting shortage of grapes and bulk wines. These factors are likely to increase the Company's cost of production for at least the near future.

     Management believes that its vineyard and winery expansion program will serve to reduce the Company's costs of production in future years. The recently completed winery expansion has eliminated the Company's need to rely on outside sources of processing and storage for its wines, and the Company is in the process of expanding the size of its vineyards in order to lessen its dependence on outside sources of bulk wines and grapes.

Liquidity and Capital Resources

     The Company has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities and equity financing. The Company has made substantial capital expenditures to expand its vineyards and winery facilities, and intends to continue these expansions. The purpose of the expansion is to increase the Company's production capabilities so that the Company can lessen or eliminate its dependence on outside grape and bulk wine purchases and wine processing. The Company's cash flows from operations alone have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, the Company has depended upon, and continues to rely upon, debt and equity financing for its working capital and expansion needs.

     The Company's financial obligations consist of long- and short-term debt, short-term credit facilities and redeemable preferred stock. The Company obtained in January 1995 a ten year term loan from Metropolitan with a principal amount of $7,500,000. As of December
31, 1996, the total outstanding under this loan was $6,950,000. The Company also issued convertible promissory notes, with an aggregate principal amount of $1,500,000. Amounts owing under these notes bear interest at a rate of 6% per annum, payable annually, and the principal amount of the notes is due and payable in December 1999. All principal and interest owing under the convertible promissory notes are automatically convertible into Common Stock of the Company if the average of the closing bid and ask price for the Common Stock exceeds $3.50 for any five consecutive trading days subsequent to December 6, 1996.

     The Company has a credit facility with U.S. Bank to finance working capital requirements. The Company may borrow a maximum of $6,000,000 under the facility, which is comprised of an operating line of credit of $5,000,000 and a temporary increase on the operating line of $1,000,000. The operating line of credit is secured by accounts receivable and inventories and matures in April 1998, at which time all principal and unpaid interest will be due and payable. However, the operating line of credit will be reviewed in April 1997, at which time U.S. Bank may extend the maturity to April 1999. The annual interest rate on the operating line is either U.S. Bank's prime rate or IBOR plus 200 basis points, at the Company's option. The temporary increase on the operating line bears interest at U.S. Bank's prime rate plus 100 basis points, is secured by the grape crop and farm equipment, and expires in March 1997. As of December 31, 1996, the total outstanding on both lines of credit was approximately $5,472,000, leaving an available balance of approximately $528,000.

     In February 1997 the Company obtained an additional
$1,000,000 line of credit with U.S. Bank. This line of credit bears interest at U.S. Bank's prime rate plus one percent, is secured by a deed of trust, and expires in April 1997.

     In March 1996, the Company completed a sale of 500,000 shares of Senior Redeemable Preferred Stock (the "Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common
Stock. The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were approximately $4,798,000. The warrants to purchase Common Stock were valued at approximately $336,000, making the net value of the Senior Preferred Stock approximately $4,462,000.
Accretion of approximately $25,000 was recorded during 1996, making the value of the Senior Preferred Stock approximately $4,487,000 as of December 31, 1996. The Senior Preferred Stock bears a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The Company will be required to redeem one-third of the Senior Preferred Stock eight years after issuance, and one-third in each of the succeeding years at a price of $10.00 per share.

     In 1995 and 1996, the Company also raised capital through the sale of Common Stock in two public offerings. The Company completed a sale of Common Stock and warrants to purchase Common
Stock in its initial public offering during 1995. Net proceeds from the offering, after payment of commissions and expenses, totaled approximately $2,873,000. The Company issued 493,563 units at a price of $7.25 per unit, with each unit consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock.
The warrants are currently exercisable at a price of $3.875 per share, and the Board of Directors recently decided to extend the expiration date of the warrants to October 1, 1998. As of December 31, 1996, warrants to purchase 17,065 shares of Common Stock had been exercised, with net proceeds to the Company totaling approximately $66,000. If the warrants are exercised in full, management estimates that it will receive additional proceeds of approximately $1,847,000.

     The Company completed a second public offering of Common
Stock in July 1996.  The Company issued 1,270,000 shares of Common
Stock in connection with the offering at a price of $4.375 per share, and the managing underwriter of the offering, Van Kasper & Company, received a warrant to purchase up to 122,000 shares of Common Stock at a price of $5.25 per share. The net proceeds from the offering, after payment of underwriting discounts and offering expenses, totaled approximately $4,484,000.

     The Company's net working capital as of December 31, 1996 was approximately $7,016,000, as compared to approximately
$5,369,000 as of December 31, 1995. The primary reason for the increase was an increase in inventories, from approximately $6,354,000 at December 31, 1995 to approximately $7,808,000 at December 31,
1996. This increase is indicative of the higher costs of purchasing grapes and bulk wines during 1996 due to the below average crop yields experienced by many vineyards in 1995 and 1996, and of the below average crop yields experienced by the Company in 1996.

     Net cash provided by operating activities for the year ending December 31, 1996 was approximately $2,911,000, consisting primarily of net income of approximately $1,293,000, depreciation and amortization of approximately $1,591,000 and cash used in changes in assets and liabilities of approximately $329,000. Net cash used in investing activities in 1996 was approximately $12,351,000.
Investments during 1996 included approximately $1,266,000 invested in land, approximately $5,489,000 in vineyard development, approximately $1,506,000 in buildings, and approximately $4,139,000 in equipment. These investments were offset somewhat by the sale of certain equipment. Net cash provided by financing activities totaled approximately $9,431,000, consisting primarily of approximately $4,798,000 received from the sale of Redeemable Preferred Stock, approximately $4,550,000 received from the sale of Common Stock, approximately $17,238,000 borrowed from U.S. Bank, and $1,700,000 borrowed from U.S. Bancorp. These cash inflows were partially offset by principal payments made to U.S. Bank totaling approximately $17,137,000, to Metropolitan totaling $550,000, and to various lenders totaling approximately $975,000. Other factors affecting net cash provided by financing activities included payment of a cash dividend on the Senior Preferred Stock, payment of loan origination fees, and payments to shareholders. As a result of the factors described above, cash decreased by approximately $9,000 during 1996.

     Over the past two years, the Company has added three buildings used for bottling, barrel storage, chemical storage and a tasting area to its winery facility. Several tank pads, a crush pad, a mechanical pad, and equipment including 86 stainless steel wine tanks were added during the same time period. The Company's wine tank storage capacity increased from approximately 123,000 gallons to approximately
1,445,000 gallons. The winery expansion has enabled the Company to discontinue its former practice of having its wine fermented and stored at outside facilities, thus reducing the cost of producing its wine while enabling the winemaking staff to maintain closer controls over wine quality. The total cost of the two year expansion was approximately $9,246,000, of which approximately $4,706,000 is attributable to the phase completed in 1996.

     Although the Company plans to continue its winery expansion in 1997, current plans call for a smaller project. The Company currently intends to purchase 24 stainless steel wine tanks and to construct tank pads for them, and to purchase barrels and other equipment. The 1997 project also currently contains plans to add 8,000 square feet to the existing warehouse, and to finish and expand the tasting room area. Management estimates that the cost of the third phase of the winery expansion will be approximately $2,200,000.

     The Company planted approximately 435 acres of new vineyards in 1996, and currently intends to plant an additional 350 acres in 1997, 175 acres in 1998, and 50 acres each in 1999 and 2000. The additional acres are being planted on land the Company currently owns or may purchase in the future, including approximately 900 acres of land which the Company purchased in June 1996 and an additional 100 acres purchased in February 1997. By the year 2000, the Company plans to have approximately 1,700 acres of vineyard under cultivation on approximately 2,700 acres of land. However, there can be no assurance that the Company will be able to acquire additional land or expand the vineyards at that rate.

     Management estimates that the total costs of the current phase of the vineyard and winery expansion will be approximately
$18,500,000 from 1996 through 1997. The 1996 phase of the expansion was financed primarily with the proceeds from the sale of the Senior Preferred Stock and the proceeds from its secondary public offering. The Company intends to satisfy additional financing requirements for further expansion through internally generated funds, the sale of certain of its land, and borrowings on working capital lines of credit, although additional long-term debt or equity financing may be necessary.

     Phylloxera infestation may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the 1,201 acres currently under cultivation by the Company, 289 acres have root stock which is susceptible to Phylloxera. Management estimates that the commercially productive life of these vineyards is ten years from January 1, 1994, as compared with the twenty-five year life generally estimated for vineyards, and that the reduction in the useful life of these vineyards will result in an increase in depreciation of approximately $65,000 per year. The Company is chemically treating all vineyards believed to be currently at risk for Phylloxera, and estimates that these treatments cost approximately
$45,000 per year. Both the increased depreciation charges and the cost of treatment are added to the cost of grapes harvested, thus increasing cost of sales. The Company plans to remove and replace all Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera. Methods of replacement include removing and replacing the vines, the use of grafting methods whereby existing vines are grafted onto resistant rootstock, and the use of interplanting, in which vines on resistant rootstock are planted between the susceptible vines, which are then allowed to deteriorate. The Company removed 68 acres in 1995, and 80 acres were removed in 1996. Thirty-three acres have been replanted. The Company plans to continue the removal and replanting of these vines at a rate of approximately 30 acres per year.

     The above discussion concerning future financing needs, vineyard and winery expansion, the impact of Phylloxera and factors affecting liquidity are forward looking statements. Although management believes that these statements are reasonable in view of the facts available to it, the Company's past experience, and trends in the wine industry, there can be no assurance that any of these statements will prove to be true. There are many factors which could have a material impact upon whether these projections will be realized or whether these trends will continue. Among these factors are the following:

     Availability of Future Financing. The rate at which the Company is able to expand its facilities is heavily dependent upon its ability to raise additional debt or equity financing. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside the control of the Company. These factors include, but are not limited to, interest rates, the availability of sources of financing and the exercise of warrants issued in the Company's initial public offering.
If all of the warrants are not exercised, interest rates increase, or other financing becomes unavailable or more costly to obtain, the Company may need to reduce its rate of expansion.

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

     Costs of Production. Statements with respect to the general decline in the Company's cost of production are based on management's assumptions concerning the likely levels of future sales by the Company, projected yields from the Company's vineyards and beliefs as to the cost and availability of bulk wine and grapes from the spot market. If, for example, the Company's sales increase at a faster rate than anticipated or the Company's grape production is lower than projected, the Company could be forced to make additional purchases of grapes and wine on the spot market. In view of current prices and lack of availability of good quality California bulk wines and grapes, management believes that such events could increase the Company's costs of production.

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

Results of Operations

     Year Ended December 31, 1995

     Net Sales

     Net sales for the year ended December 31, 1995 were approximately $15,498,000, an increase of approximately 20% over those for the prior year. The number of cases shipped in 1995 increased approximately 11% over the previous year, to approximately 401,000.
The average selling price per case was approximately $36.50 in 1995, an increase of approximately $1.90 over the previous year. The increase in the average selling price per case resulted partially from a price increase in the third quarter on the Company's Night Harvest line of wines, and partially from management's decision to shift the primary focus of the Company's marketing efforts to wines with higher gross profit margins, mainly Chardonnay.

     Gross Profit

     Gross profit was approximately $5,838,000, or approximately
38% of sales in 1995, an increase of approximately 5% over the prior year. Net sales and cost of sales include the sales of bulk wines and grapes. Excluding these sales, the gross margin was approximately 37% in 1995, an increase of approximately 2% over the previous year. The higher gross margin in 1995 was primarily due to the price increase, the marketing shift to Chardonnay, and lower costs on the 1994 vintage of Chardonnay, which was sold primarily in 1995, as compared to the 1993 vintage sold in 1994.

     Operating Expenses

     Selling, general and administrative expenses were approximately $3,803,000 in 1995, a decrease of approximately 1% as a percentage of sales to approximately 25%. Although these expenses were higher in 1995 than they were in the previous year, the increase was offset by higher sales revenue. The increase in expenses was primarily due to increased sales labor costs and sales promotion costs required to support the higher levels of sales in 1995. Sales labor and commissions increased by approximately 14% from the prior year, to approximately $1,405,000 in 1995. Promotional expenses increased by approximately 29%, to approximately $1,300,000. General and administrative expenses remained substantially the same over the two years.

     Interest Expense

     Total interest expense for 1995 was approximately $1,025,000, or approximately 7% of sales. The Company capitalized approximately $295,000 of additional interest pertaining to vineyard development and winery expansion during 1995. Total interest expense in the prior year was approximately $1,121,000, or approximately 9% of sales.
Approximately $122,000 of additional interest was capitalized during that year. The increase in total interest, consisting of interest expense and capitalized interest, during 1995 compared with the prior year was primarily due to increased levels of borrowing by the Company to finance the 1995 phase of the vineyard and winery expansions.

     Other Income (Expense)

     Other income (expense) - net changed from expense of approximately ($409,000) in 1994 to income of approximately $29,500 for 1995. The large expense in 1994 was primarily due to management's determination that certain R.H. Phillips wines stored at another facility did not meet the Company's standards for inclusion in its wine program. These wines, which were all sold by December 31, 1995, had been written down to their estimated fair market value in the prior year. This resulted in a charge of approximately $360,000 to other income (expense). In addition, the Company wrote off approximately $110,000 of intangible assets, consisting mainly of organizational costs of R.H. Phillips Partners, due to the conversion of R.H. Phillips from a limited partnership to a corporation through the merger with the Company.

     Income Taxes

     In 1995, the Company had income tax expense of approximately
$289,000, compared with approximately $364,000 in 1994. The 1995 income tax expense was primarily attributable to federal and state income tax at statutory rates, which was offset primarily by utilization of net operating loss carryforwards. The 1994 income tax expense was primarily attributable to the required adoption by the Company of Financial Accounting Standards No. 109 (FAS 109, "Accounting for
Income Taxes").

     Net Income (Loss)

     Net income changed from a net loss of approximately
$1,001,000 in 1994 to net income of approximately $751,000 in 1995. The increased net income in 1995 was primarily due to the higher sales and gross margins recorded in 1995 as compared to 1994, as discussed above.

     Year Ended December 31, 1996

     Net Sales

     Net sales for the year ended December 31, 1996 were approximately $16,929,000, an increase of approximately 9% over net sales of approximately $15,498,000 recorded in 1995. Net sales during both periods included the sale of bulk wines and grapes, and in 1996 also included the sale of grain. Excluding these sales, net sales of case wines were approximately $15,820,000 in 1996, an increase of approximately 9% over case sales totaling approximately $14,549,000 in 1995. The average selling price per case increased from approximately $36.50 during 1995 to approximately
$39.33 in 1996. The increase in the average selling price resulted primarily from price increases on the Company's Chardonnay and Cabernet Sauvignon. The number of cases sold during 1996 was approximately 402,000, substantially the same as the approximately
401,000 cases shipped in 1995.

     Gross Profit

     Gross profit increased from approximately 38% of sales for year ended December 31, 1995 to approximately 40% of sales for the year ended December 31, 1996. Excluding the sales of grapes, bulk wine and grain, the gross margins were approximately 37% in 1995 and 41% in 1996. The higher gross margin in 1996 was primarily due to the price increases discussed above, and to lower costs on the most recent vintages sold in 1996 as compared to the vintages sold during 1995.
The average cost per case sold in 1996 decreased by approximately 6% from that sold in 1995, from approximately $20.29 per case to approximately $19.08 per case. The increase in gross margins and reduction in costs per case is attributable primarily to the increased production the Company derived from its vineyards in 1995, and the installation in 1995 and 1996 of its expanded winery production facilities, which eliminated the Company's use of more expensive outside storage and processing facilities.

     Management believes that the trend toward lower costs will reverse in 1997, and that the Company will experience higher costs per case in the near future due to the below average yields obtained recently from the Company's vineyards as well as from other wineries from whom the Company purchases grapes and bulk wines. The Company plans to increase its prices in 1997 to compensate. However, management cannot determine at this point whether the price increases will be sufficient to offset the increase in costs.

     Operating Expenses

     Although selling, general and administrative expenses remained substantially the same for the year ended December 31, 1996 as compared to the year ended December 31, 1995, these expenses decreased as a percentage of sales, from approximately 25% in 1995 to approximately 23% in 1996. The decrease in these expenses as a percentage of sales was primarily due to increased sales revenue during 1996 as compared to 1995, as discussed above. Selling expenses decreased from approximately $3,186,000 in 1995 to approximately
$3,055,000 in 1996, primarily due to lower sales program expenses.
General and administrative expenses increased from approximately
$542,000 in 1995 to approximately $721,000 in 1996, primarily due to the write off of an insolvent account receivable and the partial reclass of an officer's salary from sales to general and administrative in 1996.

     Interest Expense

     Total interest expense for the year ended December 31, 1996 was approximately $862,000, or approximately 5% of net sales, compared to approximately $1,025,000, or approximately 7% of net sales, for the year ended December 31, 1995. The Company capitalized approximately $599,000 of additional interest pertaining to vineyard and winery development in 1996, and approximately $295,000 in 1995. The increase in total interest cost during 1996 as compared to 1995 was primarily due to increased levels of borrowing by the Company to finance vineyard and winery expansion in 1996. The increase in capitalized interest in 1996 as compared to 1995 reflects the increase in vineyards under development during 1996.

     Other Income (Expense)

     Other income (expense) for the year ended December 31, 1996 was an expense of approximately $152,000, compared to income of approximately $29,000 for the year ended December 31, 1995. The large expense in 1996 was primarily due to a provision for impairment of vineyards believed to be susceptible to Phylloxera, as discussed above in Liquidity and Capital Resources. An accelerated depreciation schedule was based on management's original plan to remove and replace approximately 30 acres per year. However, the decision was made to remove a total of 148 acres during 1995 and 1996. The provision for impairment was recorded to reduce the book value of the remaining vineyards to their estimated economic value as of December
31, 1996.

     Net Income

     The Company recorded net income of approximately $1,293,000 for the year ended December 31, 1996, compared with net income of approximately $751,000 for the year ended December 31, 1995. This increase was primarily due to higher sales prices and lower product costs, which resulted in higher profit margins.

Item 7.  Financial Statements

     The audited financial statements of the Company are set forth in this report beginning at page F-1.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Form 8-K, Item 4. Changes in Registrant's Certifying
Accountants, dated August 1, 1995, was filed with the Securities and Exchange Commission on August 8, 1995, and is incorporated by reference.

                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

     The directors, executive officers and other key personnel, their positions and ages are as follows:


     Name                 Position                                    Age

John E. Giguiere          Co-President, Co-Chief Executive            45
                          Officer, Chairman of the Board, Director

Karl E. Giguiere          Co-President, Co-Chief Executive            51
                          Officer, Vice-Chairman of the Board,
                          Director

Lane C. Giguiere          Vice President Operations, Director         43

Robert T. Moore           Vice President Finance, Chief Financial     51
                          Officer, Secretary

Richard A. Pierce         Controller, Chief Accounting Officer        45

Barry L. Bergman          Winemaker                                   38

Steven L. Crosta          Sales Manager                               46

R. Ken Coit               Director                                    53

Victor L. Motto           Director                                    57


     John and Karl Giguiere are brothers. John and Lane Giguiere are husband and wife. There are no other familial relationships between members of the Board of Directors or the executive officers of the Company.

     John E. Giguiere.  Raised on the Giguiere family farm, John
Giguiere has spent his entire professional life in agribusiness. With his brother Karl, Mr. Giguiere founded R.H. Phillips in 1981. Mr. Giguiere is the President of The R.H. Phillips Vineyard, Inc., the second largest shareholder of the Company, and he has managed the sales and marketing aspects of R.H. Phillips since 1983. Mr. Giguiere attended Willamette University and California State University at San Jose. Mr. Giguiere resides on the R.H. Phillips property near Esparto, California.

     Karl E. Giguiere. Karl Giguiere was also raised on the Giguiere family farm. Since 1983, Mr. Giguiere has managed the farming and vineyard operations of R.H. Phillips. Karl Giguiere is the President of RHP Vineyards, Inc., the largest shareholder of the Company. Mr. Giguiere graduated from California State Polytechnic University with a B.A. in Agribusiness. Mr. Giguiere resides in Woodland, California.

     Lane C. Giguiere.  Ms. Giguiere, wife of John Giguiere, is the
Vice President Operations, and has managed the sales administration aspects of R.H. Phillips since the business was established in 1983. Ms. Giguiere attended California State University at San Jose and California State University at Chico. Ms. Giguiere resides on the R.H. Phillips property.

     Robert T. Moore. Mr. Moore is the Chief Financial Officer of the Company. Mr. Moore joined R.H. Phillips as Chief Financial Officer in 1991. Mr. Moore received a B.B.A. in Accounting and an M.B.A. in Finance from the University of Michigan. He is a Certified Management Accountant and a Certified Financial Planner. Mr. Moore resides in Vacaville, California.

     Richard A. Pierce. Mr. Pierce is the Controller and Chief Accounting Officer of the Company. Mr. Pierce joined R.H. Phillips in 1991 as Controller. Mr. Pierce received a B.S. in Accounting and Computer Science at California State University at Chico. Mr. Pierce is a Certified Public Accountant, Certified Management Accountant and a Certified Computing Professional. Mr. Pierce resides in Brooks, California.

     Barry L. Bergman.  Mr. Bergman is the Company's Winemaker.
He was promoted to that position in July 1994 after serving as assistant winemaker since March 1989. Mr. Bergman is responsible for all winery production activities. He is a graduate of the University of California at Davis, where he received a B.S. degree in Fermentation Science. Mr. Bergman resides in Woodland, California.

     Steven L. Crosta. Mr. Crosta was hired in August 1994 to serve as the Company's National Sales Manager. Mr. Crosta was the South Bay Regional Manager of Wine Warehouse, a major alcohol distributor, from 1992 until he joined the Company, and was National Sales Manager of Flora Springs Wine Company of St. Helena, California from 1991 through 1992. Mr. Crosta received a B.A. from the University of California at Davis. Mr. Crosta resides in Davis, California.

     R. Ken Coit. Mr. Coit was elected a director of the Company soon after its incorporation and served on the limited partners' Advisory Committee of R.H. Phillips Partners from 1989 through 1994. Mr.
Coit is the owner of Coit Financial Group, a firm which specializes in real estate investments. Mr. Coit is also a licensed broker-dealer affiliated with Sequoia Equity Securities Corporation of Walnut Creek, California and from 1988 to June 1994 was a registered representative of American Investors Company of Hayward, California. Mr. Coit received an M.B.A. from Pepperdine University and a B.S. in Pharmacy from the University of Arizona. Mr. Coit resides in Danville, California.

     Victor L. Motto.  Mr. Motto was elected to the Board of
Directors in June 1996. Mr. Motto is a founding partner of Motto, Kryla & Fisher, an accounting and business consulting firm devoted exclusively to the wine industry. Mr. Motto is also a partner of MKF Systems, a wine industry computer systems business. Mr. Motto serves as a director or financial advisor to several wine industry trade groups, teaches university courses and is a frequent lecturer on wine industry issues. Mr. Motto is also a frequent contributor to Wine Business Update, a quarterly newsletter published by Motto, Kryla & Fisher, as well as to various other wine industry publications. Mr. Motto is a Certified Public Accountant. Mr. Motto received a B.A. in Business from the University of South Florida.

     Directors are elected at the annual meetings of the shareholders. Directors serve terms of one year and until their successors have been duly elected and qualified. The Company's Bylaws provide that the authorized number of directors is fixed between 4 and 7, with the exact number of directors within that range to be determined by the Board of Directors. The Board of Directors has fixed the current authorized number of directors at 5.

     Based on its review of all filings on Form 3, 4 and 5 the Company received from its directors, executive officers and principal shareholders, the Company is unaware of any such person who was required to file any of these forms pursuant to Section 16 of the Securities Exchange Act of 1934 who did not do so in a timely manner.

Item 10.  Executive Compensation

     The following is a summary of all compensation paid for services rendered to R.H. Phillips during 1994, 1995 and 1996 by John and Karl Giguiere, the Company's current Co-Chief Executive Officers of the Company (the "Named Executive Officers"). No other employee or officer received a salary and bonus in excess of $100,000 in 1996.
           Summary Compensation Table




                                                        Long Term Compensation

              Annual Compensation                               Awards



Name and
Principal Position  Year  Salary   Bonus($)   ($)     Awards (#)  Options(#)

John Giguiere, Co-  1996  $80,625  $26,662   20,000(1)        0           0
President, Co-
Chief Executive     1995   80,625      662   20,000(1)        0      54,480
Officer
                    1994   87,394   16,258   20,000(1)        0           0

Karl Giguiere, Co-  1996   80,625   26,662        0           0           0
President, Co-
Chief Executive     1995   80,625      662        0           0      81,720
Officer
                    1994   87,394   16,258        0           0           0

(1) The amounts listed under "Other Compensation" consist of a $500 per month automobile allowance for John Giguiere and the fair rental value of the farm house located at the R.H. Phillips winery where John and Lane Giguiere reside on a rent-free basis. Management estimates that the fair rental value of the housing is approximately $14,000 per year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
              Option/SAR Values

(a)              (b)            (c)           (d)                (e)
                                           Number of
                                           Securites          Value of
                                           Underlying         Unexercised
                                           Options/SARs at    Options/SARs at
                                           FY-End(#)          FY-End($)(1)
           Shares Acquired                 Exercisable/       Exercisable/
Name        on Exercise  Value Realized ($)Unexercisable      Unexercisable

John Giguiere       0              0         13,620           $      0(2)
                                             40,860

Karl Giguiere       0              0         20,430                  0(2)
                                             61,290

(1)  Based on the closing price of the Common Stock on December
     31, 1996, as reported by the Nasdaq National Market ($2.87 per share).

(2) The exercise price was in excess of the market price at December 31, 1996.

     The Company does not have written employment agreements with any of its employees which obligate those persons to remain employed by the Company for any specific term or otherwise restrict their right to leave their employment at any time.

     There are no agreements between the Company and any of its officers or directors which concern changes of control of the Company. However, the loan agreement with Metropolitan provides that all principal and interest will be due and payable, at Metropolitan's option, if any person or group other than John or Karl Giguiere or their immediate families control a majority of the Board of Directors. Metropolitan has represented to the Company that this provision will be eliminated if and when the Company enters into employment agreements with John and Karl Giguiere which obligate them to remain employed by the Company for at least 5 years.

     Victor Motto receives compensation of $1,000 per meeting and travel expenses for attending meetings of the Board of Directors. He is also to receive options to purchase a maximum of 20,000 shares of Common Stock at a price equal to the fair market value of the Company's Common Stock, subject to approval of a final stock option agreement by Mr. Motto and the Board of Directors. The total compensation paid Victor Motto in 1996 for attending meetings of the Board of Directors was $8,000. No other members of the Board of Directors are currently compensated for attending meetings of the Board of Directors or Board committees. The Board of Directors may institute a policy of compensating directors for attending such meetings in the near future.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information regarding the number of shares of the voting securities which each director and executive officer of the Company owns as of March 18, 1997 as well as the percentage of shares which the executive officers own as a group.

Name and Address of    Position with the Company  Amount and Nature  Percent of
Beneficial Owner                                   of Beneficial      Class
                                                       Owner(1)

John E. Giguiere(2)(3)   Co-President, Co-Chief       1,618,324         27.16
26836 County Road 12A    Executive Officer,
Esparto, CA  95627       Chairman

Karl E. Giguiere(2)(4)   Co-President, Co-Chief       1,600,306         26.86
26836 County Road 12A    Executive Officer, Vice-
Esparto, CA 95627        Chairman

Lane C. Giguiere(2)(5)   Vice-President Operations,   1,614,919         27.10
26836 County Road 12A    Director
Esparto, CA 95627

R. Ken Coit(6)           Director                       300,322          5.04
1655 North Main Street #270
Walnut Creek, CA 94596

Victor L. Motto          Director                             0             0
899 Adams Street
St. Helena, CA 94574

All Executive Officers and Directors(7)               1,949,291         32.71

 (1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table subject to community property laws where applicable, the Company believes each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Percentages are based on 5,957,750 shares of Common Stock outstanding on March
     18, 1997, adjusted as required by the rules of the Commission.

(2)  Includes 865,773 shares of Common Stock owned by RHP
     Vineyards, Inc. and 714,103 shares of Common Stock owned by R.H. Phillips Vineyard, Inc. John and Karl Giguiere each own 33.33% of the outstanding stock of RHP Vineyards, Inc., constitute two of the three members of the Board of Directors, and are the Secretary and President, respectively, of that corporation. John and Karl Giguiere also own a majority of the outstanding shares of R.H. Phillips Vineyard, Inc., constitute two of the three members of the Board of Directors and serve as the President and Secretary, respectively, of that corporation. Because they share majority ownership of the stock of those corporations and constitute a majority of those corporation's directors, John and Karl Giguiere may be deemed beneficial owners of the shares held by those two corporations.

(3) Also includes 16,552 shares of Common Stock held as joint tenants with Lane Giguiere, a warrant, which is presently exercisable, to purchase 8,276 shares of Common Stock which he holds as a joint tenant with Lane Giguiere, and 13,620 shares of Common Stock subject to that portion of a stock option which is exercisable within 60 days of the date set forth above.

(4) Also includes 20,430 shares subject to that portion of a stock option which is exercisable within 60 days of the date set forth above.

(5) Also includes 16,552 shares of Common Stock held as joint tenants with John Giguiere, a warrant, which is presently exercisable, to purchase 8,276 shares of Common Stock which she holds as a joint tenant with John Giguiere, and 10,215 shares subject to that portion of a stock option exercisable within 60 days of the date of the date set forth above.

(6)  Mr. Coit holds 252,634 shares as a joint tenant with Donna
     Coit, his wife, and 47,688 shares are held individually by Mr.
     Coit.

(7) Includes shares purchasable upon exercise of stock options within 60 days of the date of the date set forth above.

     The following table sets forth information with respect to persons or entities, in addition to those listed above, who are known by the Company to own 5% or more of the Company's voting securities.



Name and Address of Shareholder           Amount and Nature of    Percent of
                                            Beneficial Owner(1)     Class

John Hancock Mutual Life Insurance             1,462,173            19.80
Company    (2)
200 Clarendon Street
Boston, MA   02117

RHP Vineyards  Inc.  (3)                         865,773            14.53
26836 County Road 12A
Esparto, CA  95627

The R.H. Phillips Vineyard, Inc. (3)             714,103            11.98
26836 County Road 12A
Esparto, CA  95627

(1) This table is based upon information and assumptions set forth in footnote 1 of the previous table.

(2) This includes shares purchasable by Hancock under stock purchase warrants the Company granted in 1996, and stock dividends issued to Hancock by the Company. The Company issued to Hancock warrants to purchase up to 1,346,788 shares of Common Stock in March 1996. By operation of the anti-dilution provisions of those warrants following the Company's second public offering, Hancock may, as of the date set forth above, purchase up to 1,381,321 shares of Common Stock at a price of $3.90 per share pursuant to those stock purchase warrants. Hancock received a stock dividend of 37,500 shares of Common Stock during 1996, and in March 1997, the Company issued 43,352 additional shares of Common Stock to Hancock as a stock dividend.

(3) John and Karl Giguiere own a majority of the outstanding shares of RHP Vineyards, Inc. and The R.H. Phillips Vineyard, Inc. and constitute a majority of those corporation's boards of directors. See footnote 1 of the previous table for further information regarding these corporations.

Item 12.  Certain Relationships and Related Transactions.

     R. Ken Coit received a commission payment for his services in connection with the Company's initial public offering completed in 1995 and another commission payment in connection with the Company's secondary public offering in 1996. The commissions for obtaining purchasers of the equity units had terms similar to those granted to other participating broker-dealers in the offerings.

     The Company is the holder of a promissory note payable by RHP Vineyards, Inc. The note evidences a loan to that corporation by R.H. Phillips Partners and the assumption in 1993 of payment obligations of certain persons to R.H. Phillips Partners. The amount payable under the note as of December 31, 1996 was $210,410. The note bears interest at a rate of 7% per annum. The note and other obligations are payable in full on June 30, 1999.

     The Board of Directors has adopted a policy pursuant to which all future material transactions and loans with affiliated parties will be made or entered into on terms no less favorable than those that can be obtained from unaffiliated third parties. All future material affiliated transactions and loans, and any forgiveness thereof, must be approved by a majority of independent outside members of the Board of Directors who do not have an interest in the transaction.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Audited Financial Statements of the Company are attached to this annual report beginning on page F-1. Other exhibits attached to this annual report are as follows:


(a)  Exhibits


Exhibit No.       Description

 3.1*             Articles of Incorporation

 3.2**            Bylaws

 4.1**            Form of Common Stock Certificate

 4.2**            Form of Publicly Traded Warrant

10.1** Loan Agreement between the Company and Metropolitan Life Insurance Company and Related Agreements, dated January 20, 1995

10.2**** Loan Agreement between the Company and U.S. Bank and Related Agreements, dated June 7, 1996.

10.3* Loan Agreement between the Company and Heller Financial and Related Documents, dated October 20, 1995

10.4** Promissory Note, dated December 31, 1993, by RHP Vineyards, Inc., payable to R.H. Phillips Partners

10.5** Form of Convertible Promissory Note Purchase Agreement and Form of 6% 5 Year Convertible Promissory Note.

10.6*** R.H. Phillips, Inc. 1995 Stock Option Plan and Forms of Incentive Stock Option and Nonstatutory Stock Option Agreements

10.7** Securities Purchase Agreement between the Company and John Hancock Mutual Life Insurance Company, dated March 27, 1996

10.8** Form of Common Stock Purchase Warrant issued to John Hancock Mutual Life Insurance Company, dated March 27, 1996

10.9 Common Stock Purchase Warrant, dated July 30, 1996, issued to Van Kasper & Company

10.10****         Underwriting Agreement, dated July 30, 1996, between the
                  Company and Van Kasper & Company

10.11** Common Stock Purchase Warrant issued to Capitol Bay Securities, dated March 31, 1995.

10.12*****        Description of Compensation Arrangements with Victor Motto, director of the Company

10.13 Loan agreement between the Company and U.S. Bancorp and related Agreements, dated December 31, 1996

16.1******        Letter from Deloitte & Touche LLP with respect to change of
                  Certified Public Accountant

20.1*****         Current Report on Form 8-K, Item 4, dated August 1, 1995 and filed with the Securities and Exchange Commission on August
                  8, 1995

23.1              Consent of KPMG Peat Marwick LLP, Certified Public
                  Accountants


* Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated by reference herein.

** Filed as an exhibit to the Company's Annual Report on Form 10-
KSB for the fiscal year ended December 31, 1994 and incorporated by reference herein.

*** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the three month period ended September 30, 1995 and incorporated by reference herein.

**** Filed as an exhibit to the Company's Registration Statement on Form SB-2, dated June 5, 1996, and incorporated by reference herein.

***** Filed as an exhibit to the Company's Registration Statement on Form SB-2, Amendment No. 2, dated July 16, 1996, and incorporated by reference herein.

****** Filed as an exhibit to the Company's Current Report on Form 8-K, dated August 1, 1995, and incorporated by reference herein

     (b) Current Reports on Form 8-K.

     None.
       28                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    R.H. PHILLIPS, INC.


                                    By: //s/ John E. Giguiere
                                        John E. Giguiere, Co-President and
                                        Co-Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature               Title                               Date

//s// John E. Giguiere                                         March 31, 1997
John E. Giguiere           Co-President, Co-Chief
                           Executive Officer, Director
                           (Principal Executive Officer)

//s// Karl E. Giguiere                                         March 31, 1997
Karl E. Giguiere           Co-President, Co-Chief
                           Executive Officer, Director
                           (Principal Executive Officer)

//s// Robert T. Moore                                          March 31, 1997
Robert T. Moore            Vice President, Finance
                           (Principal Financial Officer)

//s// Richard Allen Pierce                                     March 31, 1997
Richard Allen Pierce       Controller (Principal Accounting
                           Officer)

//s// Lane C. Giguiere                                         March 31, 1997
Lane C. Giguiere           Vice-President Operations,
                           Director

//s// Victor L. Motto                                          March 28, 1997
Victor L. Motto            Director

                     R.H. PHILLIPS, INC., dba
                    THE R.H. PHILLIPS VINEYARD
                    (A California Corporation)

                   INDEX TO FINANCIAL STATEMENTS

                                                                 Page

INDEPENDENT AUDITORS' REPORT                                      F1

FINANCIAL STATEMENTS AS OF DECEMBER 31,
  1996 AND FOR THE YEARS ENDED DECEMBER
  31, 1995 AND 1996:

    Balance Sheet                                                 F2

    Statements of Operations                                      F3

    Statements of Shareholders' Equity                            F4

    Statements of Cash Flows                                      F5

    Notes to Financial Statements                               F6-F15

        Independent Auditors' Report


The Board of Directors
R.H. Phillips, Inc.:

We have audited the accompanying balance sheet of R.H. Phillips, Inc. as of December 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.H. Phillips, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period ended
December 31, 1996 in conformity with generally accepted accounting principles.

                                   //s// KPMG Peat Marwick LLP

Sacramento, California
March 5, 1997
                                    F1

                    R.H. PHILLIPS, INC., dba
                   THE R.H. PHILLIPS VINEYARD
                  (A California Corporation)

                         BALANCE SHEET
                       DECEMBER 31, 1996


ASSETS

CURRENT ASSETS:
   Cash                                                        $   308,535
   Accounts receivable                                           3,131,250
   Inventories                                                   7,807,711
   Deferred income taxes and prepaid expenses                      471,538
                                                               -----------
       Total current assets                                     11,719,034

PROPERTY, PLANT, AND EQUIPMENT - net                            27,429,675

OTHER ASSETS:
   Note receivable from shareholder                                210,410
   Deferred loan fees and other, net                               570,281
                                                               -----------
       Total other assets                                          780,691
                                                               -----------
TOTAL ASSETS                                                   $39,929,400
                                                               ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                        $ 1,073,000
   Notes payable                                                   440,167
   Accounts payable                                              2,177,989
   Accrued liabilities                                           1,011,602
                                                               -----------
      Total current liabilities                                  4,702,758

LONG-TERM DEBT                                                  14,334,476
SUBORDINATED DEBT                                                1,500,000
DEFERRED INCOME TAXES                                              935,000
COMMITMENTS AND CONTINGENCIES                                           --
REDEEMABLE PREFERRED STOCK, redeemable at $5,000,000             4,486,780
SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par value, 4,500,000              --
      shares authorized, none issued and outstanding
   Common stock, no par value, 12,500,000 shares authorized,    12,323,475
      5,957,550 shares issued and outstanding
   Additional paid-in capital                                      336,697
   Retained earnings                                             1,310,214
                                                               -----------
      Total shareholders' equity                                13,970,386
                                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $39,929,400
                                                               ===========


See accompanying notes to financial statements.
                                  F2

                   R.H. PHILLIPS, INC., dba
                  THE R.H. PHILLIPS VINEYARD
                  (A California Corporation)

                   STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                  1995          1996


NET SALES                                      $15,498,210   $16,928,545

COST OF SALES                                    9,660,266    10,135,896
                                               -----------   -----------
GROSS PROFIT                                     5,837,944     6,792,649

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES    3,802,538     3,854,791
                                               -----------   -----------
OPERATING INCOME                                 2,035,406     2,937,858

INTEREST EXPENSE                                (1,025,142)     (861,659)

OTHER INCOME (EXPENSE) - NET                        29,492      (151,943)
                                               -----------   -----------
INCOME BEFORE INCOME TAXES                       1,039,756     1,924,256

PROVISION FOR INCOME TAXES                        (289,000)     (631,000)
                                               -----------   -----------
NET INCOME                                     $   750,756   $ 1,293,256
                                               ===========   ===========

NET INCOME                                     $   750,756   $ 1,293,256

DIVIDENDS ON REDEEMABLE PREFERRED STOCK                 --      (225,000)

ACCRETION OF REDEEMABLE PREFERRED STOCK                 --       (25,099)
                                               -----------   -----------
NET INCOME APPLICABLE TO COMMON STOCK          $   750,756   $ 1,043,157
                                               ===========   ===========

NET INCOME  PER SHARE                          $       .17   $       .20
                                               ===========   ===========
COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                            4,442,454     5,231,870
                                               ===========   ===========









See accompanying notes to financial statements.
                                      F3

                        R.H. PHILLIPS, INC., dba
                       THE R.H. PHILLIPS VINEYARD
                       (A California Corporation)

                   STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                  Non-                                Retained
                        Series A      Series A-1  Series A-2   Redeemable                Additional    Earnings/
                        Preferred     Preferred    Preferred   Preferred      Common      Paid-in    (Accumulated
                          Stock         Stock        Stock       Stock        Stock       Capital      Deficit)      Total
SHAREHOLDERS' EQUITY
JANUARY 31, 1995       $ 1,087,150  $   230,608  $ 1,829,466  $        --  $ 1,428,771  $        --  $  (333,699) $ 4,242,296

ISSUANCE OF
COMMON STOCK                    --           --           --           --    3,047,019           --           --    3,047,019

CONVERSION OF PREFERRED
STOCK TO COMMON
STOCK                   (1,087,150)    (230,608)  (1,829,466)          --    3,147,224           --           --           --

NET INCOME YEAR ENDED
DECEMBER 31, 1995               --           --           --           --           --           --      750,756      750,756
                       -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
SHAREHOLDERS' EQUITY
DECEMBER 31, 1995               --           --           --           --    7,623,014           --      417,057    8,040,071

WARRANTS ASSOCIATED
WITH REDEEMABLE
PREFERRED STOCK                 --           --           --           --           --      336,697           --      336,697

ACCRETION OF
REDEEMABLE
PREFERRED STOCK                 --           --           --           --           --           --      (25,099)     (25,099)

ISSUANCE OF
COMMON STOCK                    --           --           --           --    4,550,461           --           --    4,550,461

DIVIDEND                        --           --           --           --           --           --     (225,000)    (225,000)

ISSUANCE OF STOCK
DIVIDEND                        --           --           --           --      150,000           --     (150,000)          --

NET INCOME YEAR ENDED
DECEMBER 31, 1996               --           --           --           --           --           --    1,293,256    1,293,256
                       -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
SHAREHOLDERS' EQUITY
DECEMBER 31, 1996      $        --  $        --  $        --  $        --  $12,323,475  $   336,697  $ 1,310,214  $13,970,386
                       ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


See accompanying notes to financial statements
                                   F4

                    R.H. PHILLIPS, INC., dba
                   THE R.H. PHILLIPS VINEYARD
                  (A California Corporation)

                   STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                           1995        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   750,756  $ 1,293,256
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Deferred income taxes                                62,000      126,000
      Depreciation and amortization                     1,002,405    1,590,630
      Loss on disposal of property, plant and equipment    22,645      230,746
      Changes in assets and liabilities:
         Accounts receivable                             (830,406)     (64,562)
         Inventories                                     (285,292)  (1,013,074)
         Prepaid expenses                                (103,895)      75,397
         Other assets                                      (6,370)     (85,082)
         Accounts payable and accrued liabilities         556,741      757,865
         Deferred revenue                                (227,220)          --
                                                      -----------  -----------
Net cash provided by  operating activities                941,364    2,911,176

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment          (7,284,426) (12,400,233)
    Proceeds from equipment sold                           56,810       49,348
                                                      -----------  -----------
           Net cash used in investing activities       (7,227,616) (12,350,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of redeemable preferred stock                     --    4,798,378
    Issuance of common stock                            3,047,019    4,550,461
    Payment of cash dividend                                   --     (150,000)
    Proceeds from long-term debt and notes payable     22,601,355   18,937,804
    Principal payments on long-term debt and
      notes payable                                   (18,519,026) (18,662,429)
    Payment of loan origination fees                     (533,628)     (25,524)
    Note to shareholder                                   (22,389)     (18,070)
                                                      -----------  -----------
           Net cash provided by financing activities    6,573,331    9,430,620

INCREASE (DECREASE) IN CASH                               287,079       (9,089)
CASH AT BEGINNING OF PERIOD                                30,545      317,624
                                                      -----------  -----------
CASH AT END OF PERIOD                                 $   317,624  $   308,535
                                                      ===========  ===========
OTHER CASH FLOW INFORMATION:
    Interest paid (including capitalized interest of
    $295,000 and $599,000 in 1995 and
    1996, respectively)                               $ 1,382,428  $ 1,224,638
NONCASH TRANSACTIONS:                                 ===========  ===========
    Issuance of notes payable to finance inventory,
      property, plant and equipment purchased         $ 1,368,757  $   554,584
                                                      ===========  ===========
    Issuance of stock dividend                        $        --  $   150,000
                                                      ===========  ===========
    Accrual of cash dividend                          $        --  $    75,000
                                                      ===========  ===========
    Accretion of redeemable preferred stock           $        --  $    25,099
                                                      ===========  ===========

See accompanying notes to financial statements.
                                     F5

                 R.H. PHILLIPS, INC. dba
                THE R.H. PHILLIPS VINEYARD
                (A California Corporation)

                   NOTES TO FINANCIAL
                       STATEMENTS
                   December 31, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Effective June 1, 1994, R.H. Phillips Partners, a California limited partnership, merged into R.H. Phillips, Inc. (the "Company"). Pursuant to that merger, the Company acquired and succeeded to all of the assets and liabilities of R.H. Phillips Partners. The general partners of R.H. Phillips Partners received all of the Common Stock of the Company, and the limited partners of R.H.
Phillips Partners received all of the Preferred Stock of the Company in connection with the merger. All outstanding shares of Preferred
Stock were converted to Common Stock on March 31, 1995. The total number of shares of Common Stock issued to the general partners as of the merger and to the limited partners on conversion of the Preferred Stock was 3,645,859. On March 31, 1995, the
Company issued 493,563 units in an initial public offering, with each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock. The Company issued 500,000 shares of Senior Redeemable Preferred Stock in a private placement in March 1996. An additional 1,270,000 shares of Common Stock were issued by the Company in its secondary public offering in July
1996.

The Company produces, markets, and sells premium quality California table wines. The Company also farms vineyards which supply a portion of its annual grape requirements.

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

Property, plant and equipment are stated at cost and are depreciated using primarily the straight-line method over the estimated useful lives of the assets, which range from 3 to 45 years. Major property additions and betterments are capitalized and maintenance and repairs are expensed as incurred. The cost of property sold or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of sale and any resulting gain or loss is included in operations.

Costs of planting new vines and ongoing cultivation costs for vines not yet bearing, including interest, are capitalized. Interest capitalized amounted to $295,000 and $599,000 in 1995 and 1996, respectively.
Depreciation commences in the initial year the vineyard yields a commercial crop, generally in the third year after planting.

Other assets include organization costs, trade name and deferred loan fees. Deferred loan fees and other costs are amortized using the straight-line method over the term of the loan, or over lives ranging from 2 to 5 years. Accumulated amortization was $251,824 at December 31, 1996.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                              F6                                (Continued)

Major Customers and Sales Representatives - The Company sells most of its products to distributors for resale to restaurants, bars and retail outlets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The
Company's credit losses have been minimal and within management's expectations.

The Company's three largest distributors accounted for 13%, 12% and 11% of sales for the year ended December 31, 1995 and 13%, 11% and 10% for the year ended December 31, 1996. Accounts receivable from these distributors at December 31, 1996 totaled approximately $1,380,000.

The Company has eleven sales representatives. The sales representative who generated the largest sales volume accounted for approximately $7,375,000, or 48% of total sales in 1995 and approximately $7,722,000, or 46% of total sales in 1996.

Net income per share - Net income per share has been computed based on the number of common and common equivalent shares outstanding. The Company's warrants to purchase Common Stock and employee stock options which were outstanding at December 31, 1995 and December 31, 1996 were anti-dilutive and were therefore not included in the calculation of earnings per share. Net income per share and common shares outstanding for the year ended December
31, 1995 has been restated to reflect a stock dividend of 37,500 shares issued in September 1996.

Income taxes - The Company accounts for income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the tax basis of assets and liabilities and their related financial statement amounts using current income tax rates.

Recent Pronouncements - The Company  adopted the provisions of
Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and Long-lived Assets to be
Disposed of (SFAS 121) as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying or fair value, less cost to sell. The adoption of SFAS 121 did not have a material effect on the Company.

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, Accounting for Stock-Based
Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

Reclassification - Certain 1995 amounts have been reclassified for comparative purposes to conform to present year presentation.





                           F7                                 (Continued)

2. INVENTORIES

Inventories consist of the following at December 31, 1996:

  Bulk and bottled wine                                          $ 6,853,329
  Bottling supplies and other                                        414,960
  Deferred crop costs                                                539,422
                                                                 -----------
     Total                                                       $ 7,807,711
                                                                 ===========

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December
31, 1996:

  Land                                                           $ 3,097,081
  Vineyard improvements                                            3,943,337
  Buildings                                                        5,318,871
  Machinery and equipment                                         10,888,613
  Vehicles and office fixtures                                       758,342
                                                                 -----------
     Total                                                        24,006,244
  Less accumulated depreciation                                    4,721,501
                                                                 -----------
     Total                                                        19,284,743

  Vineyard improvements under development                          8,144,932
                                                                 -----------
  Property, plant, and equipment - net                           $27,429,675
                                                                 ===========

Total depreciation expense during the years ended December 31, 1995 and 1996 was approximately $938,000 and $1,383,000, respectively.

Property, plant and equipment under capital leases as of December 31, 1996 is as follows:

  Machinery and equipment                                        $   808,325
  Less accumulated depreciation                                      299,757
                                                                 -----------
  Net                                                            $   508,568
                                                                 ===========

Depreciation expense for machinery and equipment under capital leases was approximately $172,000 and $118,000 for the years ended December 31, 1995 and 1996, respectively.

4. NOTE RECEIVABLE FROM SHAREHOLDER

The Company has a note receivable from RHP Vineyards, Inc., a major shareholder, which bears interest at 7% and is unsecured. The note is due June 30, 1999.

5. NOTES PAYABLE

Notes payable at December 31, 1996 consists of a note payable to a grower in the amount of $440,167. The note bears interest at an annual rate of 9.25% and is unsecured. Principal and interest are due in eight equal monthly installments beginning January 1997.

                             F8                             (Continued)

6. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996:

  Note payable to insurance company, with interest on            $ 6,950,000
    $4,262,663 of principal at 9.05% per annum, $1,297,337
    of principal at 8.55% and $1,390,000 of principal
    at 8.10%.  Principal and interest payable monthly
    through February 2005, secured by various assets of
    the Company
  Note payable to bank, interest at prime or IBOR plus 200         4,772,010
     basis points, principal due April 1998, interest payable
     monthly, collateralized by accounts receivable
     and inventory (1)
  Note payable to bank, interest at one month LIBOR plus 330       1,700,000
     basis points, principal and interest due in 42 monthly
     payments of $19,911 followed by 42 monthly payments of
     $29,867, balance due December 2004, secured by certain
     equipment
  Note payable to bank, interest at prime plus 1%,                   700,000
     principal due March 1997, interest payable monthly,
     collateralized by grape crop and farm equipment (2)
  Note payable to finance company, payable in sixty monthly          498,799
     installments of $10,744 plus interest at one month LIBOR
     plus 332 basis points, due November 2000, secured by
     certain equipment
  Note payable to individual, payable $1,322 per month including     125,140
     interest at 9%, balance of $104,729 due September 2000,
     secured by land
  Notes payable to shareholders and affiliates, interest at           55,305
     various rates, due June 1999
  Capital lease obligations                                          520,356
  Other                                                               85,866
                                                                 -----------
  Total                                                           15,407,476

  Less current maturities                                          1,073,000
                                                                 -----------
  Long-term portion                                              $14,334,476
                                                                 ===========

(1) Maximum amount that can be borrowed on the note is $5,000,000. The amount outstanding as of December 31, 1996 consists of $4,373,069 borrowed against the line and $398,941 in outstanding checks. $227,990 was available at December 31, 1996.
(2) Maximum amount that can be borrowed on the note is $1,000,000, of which $300,000 was available at December 31, 1996.

Principal payments required on long-term debt (other than capital leases) for each of the next five years ending December 31, are as follows:

    1997                                                         $   925,418
    1998                                                           6,324,178
    1999                                                             859,809
    2000                                                           1,008,106
    2001                                                             865,875
    Thereafter                                                     4,903,735
                                                                 -----------
        Total                                                    $14,887,120
                                                                 ===========
                                   F9                         (Continued)

The Company leases certain winery and other equipment under noncancellable capital leases. Future minimum lease payments under these leases for each of the next five years ending December 31 are as follows:

   1997                                                          $   210,814
   1998                                                              213,452
   1999                                                              201,486
   2000                                                               10,412
   2001                                                                8,678
                                                                 -----------
Total                                                                644,842
Less amounts representing interest                                   124,486
                                                                 -----------
Net minimum lease payments                                       $   520,356
                                                                 ===========

7. SUBORDINATED DEBT

In December 1994 the Company issued $1,500,000 of unsecured subordinated convertible five year promissory notes in exchange for the cancellation of indebtedness under certain promissory notes. The subordinated convertible promissory notes bear interest at 6% per annum, payable yearly and will be converted into shares of the Company's Common Stock when the average of the bid and ask price of such stock as quoted on a national securities exchange or Nasdaq equals or exceeds $3.50 per share for five consecutive days, subsequent to December 6, 1996. The number of shares of common stock issuable upon conversion shall equal the amount of unpaid principal and interest divided by the lesser of the quoted price per share or $3.875. Payment of principal on the notes is due in December 1999 if not converted to common stock prior to that time.

8. COMMITMENTS AND CONTINGENCIES

As of January 1995, the Company had a total of 437 acres of vineyards which were believed by management to be susceptible to Phylloxera infestation (Biotype A). During 1995 and 1996, the
Company removed a total of 148 acres of vineyards, 143 of which were removed because of Phylloxera and 5 of which were removed for winery expansion, leaving a total of 289 acres which management believes may be susceptible to Phylloxera. Based on tests management has performed, management believes that of these 289 acres, portions of up to 150 acres have the presence of Phylloxera. The Company is using a variety of methods to combat Phylloxera infestation. Although this acreage will ultimately require replanting, at this time management expects that these vineyards will remain commercially productive for approximately seven more years. The Company has reduced the depreciable life of these vineyards to reflect the expected remaining useful life (see Note 11).

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

9.  SHAREHOLDERS' EQUITY

Effective March 31, 1995, the Company completed its initial public offering of Common Stock. A total of 493,563 units were sold at a price of $7.25 per unit. A unit consisted of two shares of Common Stock and one warrant to purchase an additional share of Common
Stock at a price of $3.875. The warrants are currently exercisable and were due to expire on April 1, 1997. The Board of Directors may lengthen the exercise period for the warrants at any time at its discretion. In March 1997, the Board of Directors extended the exercise period to October 1, 1998. The Company may repurchase, or "call", the warrants upon 30 days notice at a price of $0.25 per warrant while the warrants are exercisable if the closing bid price per share of Common Stock exceeds $4.50 per share for five consecutive trading days. In connection with the public offering, 987,126 shares of Common Stock were issued. After payment of commissions and other expenses of the offering, the Company received proceeds of approximately $2,873,000.

                             F10                          (Continued)

In connection with the initial public offering, all shares of Preferred Stock which were outstanding at that time were converted into 2,065,983 shares of Common Stock. The total number of shares of Common Stock issued and outstanding as of April 1, 1995, immediately after the public offering and the conversion of the Preferred Stock, was 4,632,985 shares.

The Company completed a second public offering of Common Stock in July 1996. The Company issued 1,270,000 shares of Common
Stock in connection with the offering at a price of $4.375 per share. The net proceeds from the offering, after payment of underwriting discounts and offering expenses, totaled approximately $4,484,000.

As of December 31, 1996, warrants to purchase 17,065 shares of Common Stock had been exercised, with net proceeds to the Company of approximately $66,000. The Company issued an additional 37,500 shares of Common Stock to the holder of its Redeemable Preferred Stock as a stock dividend in September 1996.

In addition to the warrants issued in connection with the Company's initial public offering, warrants have been issued to the underwriters of both public offerings and to the holder of its Redeemable Preferred Stock. The Company issued warrants to purchase 98,713 shares of Common Stock to the underwriter of the initial public offering. These warrants are exercisable at $5.57 per share. The Company issued warrants to purchase 122,000 shares of Common Stock at a price of $5.25 to the underwriter of its secondary public offering. The holder of the Company's Redeemable Preferred Stock received warrants to purchase 1,381,321 shares of Common Stock at a price of $3.90. All underwriter warrants and warrants held by the holder of the Company's Redeemable Preferred Stock are currently exercisable.
The total number of warrants outstanding as of December 31, 1996 was 2,078,532.

10. REDEEMABLE PREFERRED STOCK

In March 1996, the Company completed a private placement sale of 500,000 shares of Senior Preferred Redeemable Stock and warrants to purchase up to 1,381,321 shares of Common Stock.  500,000 shares of Senior Redeemable Preferred Stock are authorized, issued and outstanding as of December 31, 1996. The net proceeds the Company derived from the sale of the Redeemable Preferred Stock and the warrants, after offering expenses, totaled approximately $4,798,000. The Redeemable Preferred Stock bears a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The Company will be required to redeem one-third of the Redeemable Preferred Stock eight years after issuance and one-third of the Redeemable Preferred Stock in each of the succeeding years at a price of $10.00 per share. The carrying value of the Redeemable Preferred Stock was approximately $4,462,000, net of offering expenses and the estimated value of the warrants. The Redeemable Preferred Stock is redeemable at $5,000,000. The difference between the carrying value and the redemption value will be accreted over the life of the Redeemable Preferred Stock using the interest method.

11. OTHER INCOME (EXPENSE)

Other expense for the year ended December 31, 1996 includes
$237,000, representing a provision for impairment of the vineyards believed to be susceptible to Phylloxera, as discussed in Footnote 8. Management accelerated the depreciation on these vineyards over a ten year period to correspond with the planned removal of approximately 30 acres per year. However, the decision was made to remove a total of 148 acres during 1995 and 1996. The provision for impairment was made to reduce the book value of the remaining vineyards to their estimated economic value as of December 31, 1996.

                           F11                           (Continued)

12. INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

Current:
                                                       1995         1996
                                                    ----------   ----------
    Federal                                         $  219,200   $   490,000
    State                                                7,800        15,000
                                                    ----------    ----------
       Total current provision                         227,000       505,000

Deferred:
    Federal                                            (11,000)      155,000
    State                                               73,000       (29,000)
                                                    ----------   -----------
       Total deferred provision                         62,000       126,000
                                                    ----------   -----------
                                                    $  289,000   $   631,000
                                                    ==========   ===========

Deferred income taxes included in the balance sheet at December
31, 1996 are as follows:

Current deferred tax assets:
    Nondeductible reserves and difference between
       book and tax basis of inventory                           $   226,000
    State manufacturer's investment credit                           157,000
Noncurrent deferred tax assets:
     Difference between book and tax basis of intangible assets      141,000
     Other                                                             1,000
                                                                 -----------
     Total deferred tax asset                                        525,000

Noncurrent deferred tax liability:
     Difference between book and tax basis of property,
     plant and equipment                                           1,077,000
                                                                 -----------
Net deferred tax liability                                       $   552,000
                                                                 ===========
Management believes that it is more likely than not that all the deferred tax assets as of December 31, 1996 will be realized and, therefore, no allowance for deferred tax assets has been made.

The provision for income taxes is at an effective rate different from the statutory tax rate of 34% when applied to the pre-tax income of $1,039,756 and $1,924,256 for the years ended December 31, 1995 and 1996, respectively, as a result of the following:

                                                          1995       1996
                                                        --------   --------
Expected U.S. Federal income tax                             34%        34%
State franchise tax, net of federal benefit                   6%         6%
Permanent difference in basis of assets                       2%         1%
Net operating loss carry forward from 1994, federal         (11%)        0%
State manufacturer's investment credit                       (6%)       (7%)
Other                                                         3%        (1%)
                                                        --------   --------
    Total                                                     28%       33%

In 1995 the Company utilized all of the net operating losses that were generated in 1994 resulting in a tax benefit of approximately $117,000. The Company utilized approximately $62,000 of the state manufacturer's investment credit in 1995 and approximately $138,000 in 1996. The remaining carry forward of approximately $157,000 is due to expire in 2006.

                               F12                         (Continued)

13. STOCK COMPENSATION PLANS

At December 31, 1996, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and underwriter warrant plans. Had compensation cost for the Company's three stock-based compensation plans been recognized consistent with FASB Statement No. 123, the Company's net income and earnings per share would have the pro forma amounts indicated below:


                                                      1995          1996
  Net income:                                      -----------   -----------
    As reported                                    $   750,756   $ 1,293,256
    Pro forma                                          725,797     1,246,794

  Earnings per share:
    As reported                                          $0.17        $ 0.20
    Pro forma                                             0.16          0.19

Fixed Stock Option Plan - Under the 1995 Employee Stock Option
Plan, the Company may grant options to its employees for up to 815,000 shares of Common Stock. The exercise price of each option is no less than the market price of the Company's stock on the date of the grant and an option's maximum term is ten years. Options vest ratably over the four years following the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with a dividend yield of 0% for all years, an expected volatility of 15%, a risk free interest rate of 6.35% and an expected term of six years. All assumptions in the Black-Scholes option pricing model were based on their weighted averages.

A summary of the status of the Company's fixed option plan as of December 31, 1995 and 1996 and changes during the years ended on those dates is presented below:

                                          1995                  1996
                                   -------------------   ------------------
                                              Average              Average
                                              Exercise             Exercise
                                     Shares    Price     Shares     Price
                                    -------   --------   -------   --------
Outstanding at beginning of year         --   $     --   449,460   $   3.90
Granted                             449,460       3.90        --         --
Exercised                                --         --        --         --
Forfeited                                --         --   (21,792)      3.75
                                    -------   --------   -------   --------
Outstanding at end of year          449,460   $   3.90   427,668   $   3.90
                                    =======   ========   =======   ========

Options exercisable at year end          --   $   3.90   106,917   $   3.90
                                    =======   ========   =======   ========

Weighted average fair value of
   Options granted during year                $   0.71             $     --
                                              ========             ========



                                   F13                      (Continued)

The following summarizes information about fixed options outstanding at December 31, 1996:

Range of exercise                                             $3.75 to $4.12
Number outstanding at December 31, 1996                              427,668
Options outstanding:
   Weighted average remaining contractual life                     8.5 years
   Weighted average exercise price                                     $3.90
Options exercisable:
   Number exercisable at December 31, 1996                           106,917
   Weighted average exercise price                                     $3.90

Underwriter Warrant Plans - The Company granted warrants for shares of Common Stock to each of its underwriters for its two public stock offerings. The number of shares granted was 98,713 for the Company's initial public offering, and 122,000 for the Company's secondary public offering. Under both plans, the exercise price was above the market price of the Company's stock on the date of the grant and each warrant's maximum term is five years.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with a dividend yield of 0% for all years, an expected volatility of 15%, a risk free interest rate of 6% and an expected term of five years. All assumptions in the Black-Scholes option pricing model were based on their weighted averages for grants in 1995 and 1996.

A summary of the status of the Company's underwriter warrant plans as of December 31, 1995 and 1996 and changes during the years ended on those dates is presented below:

                                           1995                1996
                                    -------------------  -------------------
                                              Average              Average
                                              Exercise             Exercise
                                    Shares      Price    Shares      Price
                                    -------   ---------  -------   ---------
Outstanding at beginning of year     98,713   $    5.57   98,713   $    5.57
Granted                                  --          --  122,000        5.25
Exercised                                --          --       --          --
Forfeited                                --          --       --          --
                                    -------   ---------  -------   ---------
Outstanding at end of year           98,713   $    5.57  220,713   $    5.39
                                    =======   =========  =======   =========

Warrants exercisable at year end     98,713   $    5.57   98,713   $    5.57
                                    =======   =========  =======   =========
Weighted average fair value of
   Warrants granted during year               $      --            $    0.69
                                              =========            =========

The following summarizes information about underwriter warrants outstanding at December 31, 1996:

Range of exercise price                                       $5.25 to $5.57
Number of warrants outstanding at December 31, 1996                  220,713
Options outstanding:
   Weighted average remaining on contractual life                  3.7 years
   Weighted average exercise price                                     $5.39
Options exercisable:
   Number of warrants exercisable at December 31, 1996                98,713
   Weighted average exercise price                                     $5.57

                                F14                         (Continued)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments. The carrying amounts of cash, notes receivable from shareholders, accrued liabilities and notes payable approximate fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and approximates the carrying value. It is not practicable for the Company to determine the fair value of its subordinated debt because the subordinated debt is non-transferable (except for certain limited exceptions) and because no public market for the subordinated debt exists.

15.  SUBSEQUENT EVENT

The Company has entered into an agreement providing for the sale and leaseback of 370 acres of its vineyards. Under the terms of the agreement, the Company will receive payments of $5,400,000 in 1997. The projected gain on the transaction is $400,000. Payments on the lease are to begin in 1999 and continue through 2012 at an annual rate of $645,000. The Company will have the option to repurchase the property in 2012 at a price of $8,400,000. The completion of the sale and lease back under the terms described above is subject to the satisfaction of several conditions set forth in that agreement. It is therefore possible that the sale and lease back may not be completed.

                                  F15