Form 10QSB
period 1997-03-31
PHILLIPS R H INC
filed 1997-05-14
CIK 925712

     U.S. Securities and Exchange Commission
             Washington, D.C.  20549

                    Form 10-QSB

(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997
  [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ____________

            Commission File No.: 0-26276


               R.H. PHILLIPS, INC.
(Exact name of small business issuer in its charter)

     California                                68-0313739
(State or other jurisdiction of         (IRS Employer Identificatioin No.)
 incorporation or organization)

       26836 County Road 12A, Esparto, California  95627
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

Number of shares outstanding of each of the issuer's classes of common equity as of May 9, 1997: 6,002,902

Transitional Small Business Disclosure Format:    Yes      No  X


This document consists of 14 pages.  The Document Index is on Page 14.

Item 1.  Financial Statements

R.H. PHILLIPS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The interim financial statements as of March 31, 1997 and for the three month periods ended March 31, 1996 and 1997 have been prepared by R.H. Phillips, Inc. (the "Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the three month periods ended March 31, 1996 and 1997 are not necessarily indicative of the results which might be realized for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     Net income per share for the three month period ended March 31, 1997 was computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during this period, plus 43,352 shares which were issued in April 1997 as a stock dividend. Net income per share and common shares outstanding for the three month period ended March 31, 1996 have been restated to account for a stock dividend of 37,500 shares which was paid in September 1996 and the 43,352 shares which were issued in April
1997.

2.  SUBSEQUENT EVENTS

     In April 1997 the Company converted subordinated promissory notes in the aggregate amount of $1,500,000 into 387,077 shares of Common Stock. The notes became automatically convertible into Common Stock at a price of $3.875 when the average of the closing bid and ask price for the Common Stock exceeded $3.50 for five consecutive trading days subsequent to December 6, 1996. All outstanding interest and fractional shares were paid in cash at the same time. If the promissory notes had been converted prior to March 31, 1997, total shareholders' equity would have been $15,548,302 at that time.

         In May 1997 the Company completed a sale and leaseback of approximately 371 acres of its land. The Company will lease the land from the purchaser, John Hancock Mutual Life Insurance Company ("Hancock") for a period of fifteen years, after which the Company has an option to repurchase the land at a price of approximately $8,362,000. The Company received approximately $4,209,000 upon closing, and will receive an additional payment of approximately $1,176,000 upon completion of certain vineyard improvements to be performed by the Company by June 1997. The projected gain on the transaction is approximately $400,000. Payments on the lease will begin in 1999 and continue through 2012 at an annual rate of approximately $645,000, payable quarterly.

                    R.H. PHILLIPS, INC., dba
                   THE R.H. PHILLIPS VINEYARD
                  (A California Corporation)

                         BALANCE SHEET
                         MARCH 31, 1997
                          (UNAUDITED)


                               ASSETS

CURRENT ASSETS:
   Cash                                                        $   218,536
   Accounts receivable                                           1,957,859
   Inventories                                                   7,799,040
   Deferred income taxes and prepaid expenses                      493,342
                                                               -----------
       Total current assets                                     10,468,777

PROPERTY, PLANT, AND EQUIPMENT - net                            28,597,365

OTHER ASSETS:
   Note receivable from shareholder                                214,404
   Deferred loan fees and other, net                               529,734
                                                               -----------
       Total other assets                                          744,138
                                                               -----------
TOTAL ASSETS                                                   $39,810,280
                                                               ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                        $ 1,058,000
   Notes payable                                                 1,134,270
   Accounts payable                                              1,143,150
   Accrued liabilities                                             839,152
                                                               -----------
      Total current liabilities                                  4,174,572

LONG-TERM DEBT                                                  14,657,183
SUBORDINATED DEBT                                                1,500,000
DEFERRED INCOME TAXES                                              935,000
COMMITMENTS AND CONTINGENCIES                                           --
REDEEMABLE PREFERRED STOCK, redeemable at $5,000,000             4,495,146
SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par value, 4,500,000              --
      shares authorized, none issued and outstanding
   Common stock, no par value, 12,500,000 shares authorized,
      5,959,550 shares issued and outstanding                   12,331,225
   Additional paid-in capital                                      336,697
   Retained earnings                                             1,380,457
                                                               -----------
      Total shareholders' equity                                14,048,379
                                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $39,810,280
                                                               ===========


See accompanying notes to financial statements.

                   R.H. PHILLIPS, INC., dba
                  THE R.H. PHILLIPS VINEYARD
                  (A California Corporation)

                   STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                          (UNAUDITED)


                                                  1996          1997

NET SALES                                      $ 3,185,822   $ 3,485,618

COST OF SALES                                    1,909,074     2,111,649
                                               -----------   -----------
GROSS PROFIT                                     1,276,748     1,373,969

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES      801,116       950,837
                                               -----------   -----------
OPERATING INCOME                                   475,632       423,132

INTEREST EXPENSE                                  (307,490)     (223,578)

OTHER INCOME (EXPENSE) - NET                        13,346        40,455
                                               -----------   -----------
INCOME BEFORE INCOME TAXES                         181,488       240,009

PROVISION FOR INCOME TAXES                         (66,000)      (86,400)
                                               -----------   -----------
NET INCOME                                     $   115,488   $   153,609
                                               ===========   ===========

NET INCOME                                     $   115,488   $   153,609

DIVIDENDS ON REDEEMABLE PREFERRED STOCK                 --       (75,000)

ACCRETION OF REDEEMABLE PREFERRED STOCK                 --        (8,366)
                                               -----------   -----------
NET INCOME APPLICABLE TO COMMON STOCK          $   115,488   $    70,243
                                               ===========   ===========

NET INCOME  PER SHARE                          $       .02   $       .01
                                               ===========   ===========
COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                            4,713,837     6,001,240
                                               ===========   ===========


See accompanying notes to financial statements
                                 -4-

                    R.H. PHILLIPS, INC., dba
                   THE R.H. PHILLIPS VINEYARD
                  (A California Corporation)

                   STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                          (UNAUDITED)

                                                         1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $   115,488  $   153,609
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                     347,717      501,499
      Gain on disposal of property, plant and equipment               (8,342)
      Changes in assets and liabilities:
         Accounts receivable                            790,785    1,173,391
         Inventories                                   (239,540)      11,588
         Prepaid expenses                                57,489      (21,804)
         Other assets                                   (38,625)     (11,347)
         Accounts payable and accrued liabilities       602,592   (1,132,289)
                                                    -----------  -----------
            Net cash provided by operating activities 1,635,906      666,305

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment        (1,499,354)  (1,569,473)
    Proceeds from equipment sold                             --        8,342
                                                    -----------  -----------
           Net cash used in investing activities     (1,499,354)  (1,561,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of redeemable preferred stock            4,807,057           --
    Issuance of common stock                                           7,750
    Payment of cash dividend                                 --     (150,000)
    Proceeds from long-term debt and notes payable      901,328    4,446,242
    Principal payments on long-term debt and
      notes payable                                  (6,147,690)  (3,494,171)
    Payment of loan origination fees                     (1,500)      (1,000)
    Note to shareholder                                  (4,152)      (3,994)
                                                    -----------  -----------
           Net cash provided by (used in)
             financing activities                      (444,957)     804,827
                                                    -----------  -----------
DECREASE IN CASH                                       (308,405)     (89,999)
CASH AT BEGINNING OF PERIOD                             317,624      308,535
                                                    ===========  ===========
CASH AT END OF PERIOD                               $     9,219  $   218,536
                                                    ===========  ===========
OTHER CASH FLOW INFORMATION:
    Interest paid (including capitalized interest
    of $99,500 and $178,900 in 1996 and
    1997, respectively)                             $   272,268  $   329,572
NONCASH TRANSACTIONS:                               ===========  ===========
    Issuance of notes payable to finance inventory
      and equipment purchased                       $        --  $    49,740
                                                    ===========  ===========
    Accretion of redeemable preferred stock         $        --  $     8,366
                                                    ===========  ===========

See accompanying notes to financial statements

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

Seasonality

             The Company usually experiences substantial seasonal fluctuations in revenues and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. The Company's expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn, due to harvest and crush activities and expenditures to fund vineyard and winery expansions. Consequently, the Company's financial results during the first three months of the year are not necessarily indicative of the Company's financial performance for the entire year.

Costs of Production

             During the first three months of 1997, the Company experienced an increase in its cost of production due to reduced harvests caused by adverse weather conditions. Many other California vineyards suffered similar or greater reductions of their grape crops. The reduction in the Company's grape supply has caused the Company to purchase a larger amount of grapes and bulk wines from outside sources to meet consumer demand for the Company's wines. Management believes that the Company's costs of producing wines from grapes or bulk wines purchased from outside sources is significantly higher than the costs associated with producing wines from its own grapes. In addition, the market price of bulk wines and grapes has increased substantially during the past two years due to the overall reduction of the California grape harvest and the resulting shortage of grapes and bulk wines. These factors are likely to increase the Company's cost of production for at least the near future.

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

Liquidity and Capital Resources

             The Company has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities and equity financing. The Company has made substantial capital expenditures to expand its vineyards and winery facilities, and intends to continue these expansions. The purpose of the expansion is to increase the Company's production capabilities so that the Company can obtain production efficiencies through vertical integration. The Company's cash flows from operations alone have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, the Company depends upon debt, equity and lease financing for its working capital and capital expansion needs.

             The Company obtained various long-term loans for the purposes described above. The largest of these loans was obtained from Metropolitan Life Insurance Company ("Metropolitan") in January 1995.
This loan, pursuant to which the Company borrowed $7,500,000, has a term of 10 years. Interest and principal on the loan are paid in monthly installments, with eight percent of the outstanding principal paid per annum and all remaining principal after such monthly payments to be paid at the end of the loan's term. The annual interest rate on the loan is presently 9.05% as to $4,600,000 of the principal amount, 8.1% as to $1,500,000 of the principal amount, and 8.55% as to $1,400,000 of the principal amount. The interest rate will be subject to adjustment by Metropolitan on November 30, 1997, 2000 and 2003, at which time the interest rate will be changed to equal that charged by Metropolitan for similar agricultural loans at those times.

             In May 1997, the Company raised funds through the sale to John Hancock Mutual Life Insurance Company ("Hancock") of 371 acres of land. In connection with that transaction, the Company now leases and operates that land for a term that extends to December 31, 2012. The Company received proceeds from the sale of approximately $4,209,000, and Hancock is required to pay the Company approximately $1,175,000 for additional vineyard development on that land. The lease provides that the Company will pay rent for the use of the land of approximately
$161,000 per calendar quarter beginning in 1999. The Company has an option to repurchase the land at the end of the lease term for a price of approximately $8,362,000.

             The Company has a credit facility with U.S. Bank of California ("U.S. Bank") to finance its working capital requirements. The Company as of March 31, 1997 could borrow a maximum of $7,000,000 under the facility, which was then comprised of an operating line of credit of $5,000,000, a temporary increase on the operating line of $1,000,000, and a bridge line of $1,000,000. The operating line of credit matures in April 1999, at which time all principal and unpaid interest will be due and payable. The annual interest rate on the operating line is either U.S. Bank's prime rate or IBOR plus 200 basis points, at the Company's option. The operating line is a revolving line of credit, and funds are advanced to or paid by the Company according to its needs. As of March
31, 1997, the credit facility was fully utilized with a balance of $7,000,000. The temporary increase on the operating line expired in April 1997, at which time it was converted into the operating line through an increase on the operating line from $5,000,000 to $6,000,000. The
Company repaid the entire amount of the bridge line in May 1997. The Company typically obtains each spring a short-term non-revolving line of credit to finance crop costs for that year. In 1997, the Company obtained from U.S. Bank a crop line of credit, under which the maximum the Company may borrow increases monthly up to $1,400,000. The crop line bears interest at U.S. Bank's prime rate plus 100 basis points, is non-revolving, is secured by the grape crop, and matures in November 1997.

             As of March 31, 1997, the Company carried convertible promissory notes with an aggregate principal amount of $1,500,000. Amounts owing under these notes bore interest at a rate of 6% per annum,
payable annually.   In April 1997, all principal owing under the
convertible promissory notes was converted into 387,077 shares of Common Stock at a price of $3.875 per share. All outstanding interest and fractional shares were paid in cash at the same time.

             In March 1996, the Company sold 500,000 shares of Senior Redeemable Preferred Stock (the "Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock to Hancock. The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were approximately $4,798,000. The Senior Preferred Stock bears a cumulative annual dividend of $1.20 per share, payable semiannually. During the first four years after issuance, 50% of the dividend is payable in cash and 50% of the dividend is payable in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The Company will be required to redeem one-third of the Senior Preferred Stock eight years after issuance, and one-third in each of the succeeding years at a price of $10.00 per share.

             In 1995 and 1996, the Company also raised capital through the sale of Common Stock in two public offerings. The Company completed a sale of Common Stock and warrants to purchase Common Stock in its initial public offering during 1995 and completed a second public offering of Common Stock in 1996. The Company received net proceeds from these offerings, after payment of commissions and expenses, of approximately $2,873,000 from the initial public offering and approximately $4,484,000 from the second public offering. The warrants which the Company issued in its initial public offering are exercisable through October 1, 1998 at a price of $3.875 per share. As of March 31, 1997, warrants to purchase 19,065 shares of Common Stock had been exercised, with net proceeds to the Company totaling approximately $74,000. If the warrants are exercised in full, management estimates that it will receive additional proceeds of approximately $1,839,000.

             The Company's net working capital as of March 31, 1997 was approximately $6,294,000, as compared to approximately $4,934,000 as of March 31, 1996. The primary reason for the increase was an increase in inventories, from approximately $6,594,000 at March 31, 1996 to approximately $7,799,000 at March 31, 1997. This increase in the stated value of inventories is indicative of the higher costs the Company incurred in purchasing grapes and bulk wines during 1996 for wines that constituted inventory as of March 31, 1997.

  Net cash provided by operating activities for the three month period ended March 31, 1997 was approximately $666,000, compared to approximately $1,636,000 for the same period in 1996. The primary reason for the change was a difference in net cash provided or used by accounts payable, from cash provided of approximately $427,000 during the first three months of 1996 to cash used of approximately $1,035,000 during the corresponding period in 1997. The primary reason for the change was that accounts payable payments which would normally be made in the first quarter of 1996 were temporarily delayed until after the sale of the Senior Preferred Stock, which took place near the end of that quarter.

  Net cash used in investing activities for the first three months of 1997 was approximately $1,561,000, substantially the same as the approximately $1,499,000 during the corresponding period in 1996. Cash investments during the first three months of 1997 included approximately $1,340,000 invested in vineyard development, approximately $39,000 in buildings, and approximately $190,000 in equipment. These investments were offset somewhat by the sale of certain equipment.

             Net cash provided by financing activities totaled approximately $805,000 for the three month period ended March 31, 1997, compared to net cash used in financing activities of approximately $445,000 for the same period in 1996. The primary reason for the change relates to the change in accounts payable timing discussed above, which reduced short term borrowings by the Company in 1996. Net cash provided by financing activities for the three months ended March 31, 1997 consists primarily of approximately $4,446,000 borrowed from U.S. Bank. These cash inflows were partially offset by principal payments made to U.S.
Bank totaling approximately $2,918,000, to Metropolitan  totaling
$150,000, and to various lenders totaling approximately $426,000. Other factors affecting net cash provided by financing activities included payment of a cash dividend on the Senior Preferred Stock, the issuance of Common Stock to holders of warrants to purchase Common Stock, payment of loan origination fees, and payments to shareholders.

             As a result of the factors described above, cash decreased by approximately $90,000 during the three month period ended March 31, 1997, compared to a decrease of approximately $308,000 for the three month period ended March 31, 1996.

             The Company plans to continue its winery expansion in 1997. Current plans call for an addition to the existing case goods warehouse of approximately 12,000 square feet, and the construction of a new tasting room. The Company also plans to purchase 24 stainless steel wine tanks and construct tank pads for them, and to purchase barrels and other equipment. Management estimates that the cost of this project will be approximately $2,300,000.

             The Company currently intends to plant approximately 350 acres of new vineyard in 1997, approximately 175 acres in 1998, and approximately 50 acres each in 1999 and 2000. By the year 2000, the Company plans to have approximately 1,700 acres of vineyard under cultivation on approximately 2,700 acres of land either owned or leased by the Company. However, there can be no assurance that the Company will be able to acquire additional land or expand the vineyards at that rate. Management estimates that the cost of the 1997 vineyard expansion will be approximately $3,400,000.

             The Company intends to finance the 1997 winery and vineyard expansions with the recently completed sale and leaseback of a portion of its land, as discussed above, internally generated funds, and borrowings on working capital lines of credit. Management believes that additional long-term debt, equity of lease financing may be necessary for the Company to continue its planned expansion.

             Phylloxera infestation may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the Company's 1,201 acres of vineyard, 289 acres have root stock which is susceptible to Phylloxera. Management estimates that the commercially productive life of these vineyards is ten years from January 1, 1994, as compared with the twenty-five year life generally estimated for vineyards, and that the reduction in the useful life of these vineyards will result in an increase in depreciation of approximately $65,000 per year. The Company is chemically treating all vineyards believed to be currently at risk for Phylloxera, and estimates that these treatments cost approximately $45,000 per year. Both the increased depreciation charges and the cost of treatment are added to the cost of grapes harvested, thus increasing cost of sales. The Company plans to remove and replace all Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera. Methods of replacement include removing and replacing the vines, the use of grafting methods whereby existing vines are grafted onto resistant rootstock, and the use of interplanting, in which vines on resistant rootstock are planted between the susceptible vines, which are then allowed to deteriorate. The
Company removed 68 acres in 1995, and 80 acres were removed in 1996. Thirty-three acres have been replanted. The Company plans to continue the removal and replanting of these vines at a rate of approximately 30 acres per year.

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

             Availability of Future Financing. The rate at which the Company is able to expand its facilities may become heavily dependent upon its ability to raise additional debt or equity financing. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside the control of the Company. These factors include, but are not limited to, interest rates, the availability of sources of financing and the exercise of warrants issued in the Company's initial public offering. If all of the warrants are not exercised, interest rates increase, or other financing becomes unavailable or more costly to obtain, the Company may need to reduce its rate of expansion.

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

             Costs of Production. Statements with respect to the general decline in the Company's cost of production are based on management's assumptions concerning the likely levels of future sales by the Company, projected yields from the Company's vineyards and the cost and availability of bulk wine and grapes from the spot market. For example, if the Company's sales increase at a faster rate than anticipated or the Company's grape production is lower than projected, the Company could be forced to make additional purchases of grapes and wine on the spot market. In view of current prices and lack of availability of good quality California bulk wines and grapes, management believes that such events could increase the Company's costs of production.

             Market Conditions. Assumptions as to the desirability of expansion are based to a great extent on management's beliefs concerning the current status of and trends within the wine industry. Market conditions in the wine industry have changed substantially from time to time. To the extent that market conditions change substantially in the future, the rate at which the Company deems it advisable to expand its vineyard and winery facilities may be adjusted.

Results of Operations

             Net Sales

             Net sales for the three month period ended March 31, 1997 were approximately $3,486,000, an increase of approximately 9% over net sales of approximately $3,186,000 during the same period in 1996. Net sales during both periods included the sale of bulk wines and other items. Excluding these sales, net sales of case wines were approximately $3,305,000 for the three month period ended March 31, 1997, an increase of approximately 9% over case sales totaling approximately $3,036,000 the corresponding period in 1996. The average selling price per case increased from approximately $36.47 during the three month period ended March 31, 1996 to approximately $41.29 for the corresponding period in 1997. The increase in the average selling price resulted primarily from price increases on the Company's Chardonnay and Cabernet Sauvignon. The number of cases sold during the first three months of 1997 was approximately 81,000, a decrease of approximately
3% from approximately 83,000 cases sold during the same period in 1996. Management expects the trend toward reduced case sales to continue throughout 1997.

             Gross Profit

             Gross profit decreased from approximately 40% of sales for the three month period ended March 31, 1996 to approximately 39% of sales for the three month period ended March 31, 1997. Excluding the sales of products other than case wines, the gross margins were approximately
42% for the first three months in 1996 and 40% for the corresponding period in 1997. The average cost per case sold in the first three months of 1997 increased by approximately 17% over that sold in the same period in 1996, from approximately $21.20 per case to approximately
$24.78 per case. The decrease in gross margins and increase in cost per case are attributable primarily to the higher prices of bulk wines and grapes purchased from outside parties and to the below average harvest experienced by the Company in 1996, as discussed above in Costs of Production. These cost increases have been offset somewhat by the efficiencies derived from recently planted vineyards and expanded winery production facilities. The Company also implemented price increases, some of which did not go into effect until April 1997, as a compensatory measure. Management believes that the price increases will be sufficient to offset the increase in costs.

             Operating Expenses

             Selling, general and administrative expenses were approximately $951,000, or approximately 27% of sales, for the three month period ended March 31, 1997, an increase from approximately $801,000, or approximately 25% of sales, for the same period in 1996. Selling expenses increased from approximately $571,000 in the first three months of 1996 to approximately $728,000 in the corresponding period in 1997, primarily due to higher sales program expenses. General and administrative expenses remained substantially the same, totaling approximately $204,000 for the three month period ended March 31, 1997, compared to approximately $210,000 in the corresponding period in 1996.

             Interest Expense

             Total interest expense for the three month period ended March 31, 1997 was approximately $224,000, or approximately 6% of sales, compared to approximately $307,000, or approximately 10% of sales, for the same period in 1996. The Company capitalized approximately
$179,000 of additional interest pertaining to vineyard and winery development in the three month period ended March 31, 1997, and approximately $100,000 in the corresponding period in 1996. Total interest cost was substantially the same during both periods. The increase in capitalized interest in the three month period ended March 31, 1997 as compared to the same period in 1996, reflects the increase in vineyards under development during 1997.

             Other Income (Expense)

             Other income (expense) for the three month period ended March 31, 1997 was income of approximately $40,000, compared to approximately $13,000 for the three month period ended March 31, 1996.
The primary reason for the increase was the expansion of vineyards owned by another winery and farmed by the Company for a management fee on a per acre basis.

             Net Income

             The Company recorded net income of approximately $154,000 for the three month period ended March 31, 1997, compared with net income of approximately $115,000 for the three month period ended March 31, 1996. This increase was due to the factors discussed above, primarily the increases in sales revenue and in capitalized interest, offset by the increases in cost of sales and selling costs.

                     PART II


Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits



Exhibit No.     Description

10.1 Loan Agreement and Related Agreements between the Company and U.S. Bank, dated April 1, 1997

10.2            Real Estate Purchase Contract, Agricultural
                Sublease and Related Agreements between the Company and Farmland Management Services, dated January 24, 1997

10.3            Real Estate Option Agreement, dated January 24,
                1997 and Related Agreements between the
                Company and John Hancock Mutual Life Insurance
                Company


27.1            Financial Data Schedules

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.



R.H. PHILLIPS, INC.
(Registrant)

Date: May 13, 1997

//s// John E. Giguiere
John E. Giguiere, Co-President
Co-Chief Executive Officer





//s// Robert T. Moore
Robert T. Moore, Chief Financial Officer
Principal Financial Officer

                  EXHIBIT INDEX


Exhibit No.       Description
Page No.

10.1      Loan Agreement and Related Agreements
          between the Company and U.S. Bank, dated April 1, 1997

10.2 Real Estate Purchase Contract, Agricultural Sublease and Related Agreements between the Company and Farmland
          Management Services, dated January 24, 1997.

10.3 Real Estate Option Agreement, dated January 24, 1997 and Related Agreements between the Company and John
          Hancock Mutual Life Insurance Company

27.1      Financial Data Schedules