Form 10QSB
period 1997-06-30
PHILLIPS R H INC
filed 1997-08-14
CIK 925712

            U.S. Securities and Exchange Commission
                   Washington, D.C.  20549


                         Form 10-QSB


(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1997

  [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to _______________

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

Number of shares outstanding of each of the issuer's classes of common equity as of August 8, 1997: 6,394,065

Transitional Small Business Disclosure Format:    Yes      No  X


This document consists of 14 pages, excluding exhibits.  The
Exhibit Index is on page 14.

                   PART I

Item 1.  Financial Statements

                           R.H. PHILLIPS, INC.
                             BALANCE SHEET
                             JUNE 30, 1997
                              (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
   Cash                                                  $     243,137
   Accounts receivable                                       2,698,326
   Inventories                                               8,038,465
   Deferred income taxes and prepaid expenses                  480,509
                                                         -------------
       Total current assets                                 11,460,437

PROPERTY, PLANT, AND EQUIPMENT - net                        31,128,087

OTHER ASSETS:
   Note receivable from shareholder                            219,210
   Deferred loan fees and other, net                           393,767
                                                         -------------
       Total other assets                                      612,977
                                                         -------------
TOTAL ASSETS                                             $  43,201,501
                                                         =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                   $  1,058,000
   Notes payable                                               564,615
   Accounts payable                                          1,480,962
   Accrued liabilities                                         731,185
                                                          ------------
      Total current liabilities                              3,834,762

LONG-TERM DEBT                                              18,240,720
DEFERRED INCOME TAXES                                          935,000
COMMITMENTS AND CONTINGENCIES                                       --

REDEEMABLE PREFERRED STOCK, redeemable at $5,000,000         4,492,152
SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par value,                    --
   4,500,000 shares authorized, none
   issued and outstanding
   Common stock, no par value, 12,500,000 shares            13,887,372
   authorized, 6,392,979 shares issued and outstanding
   Additional paid-in capital                                  336,697
   Retained earnings                                         1,474,798
                                                           -----------
      Total shareholders' equity                            15,698,867
                                                           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $43,201,501
                                                           ===========

See accompanying notes to financial statements

                                R.H. PHILLIPS, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Six Months Ended            Three Months Ended
                                             June 30,                     June 30,
                                       -------------------           -------------------
                                       1996           1997           1996           1997
                                  -------------  -------------  -------------  -------------
NET SALES                         $   6,991,029  $   7,669,220  $   3,805,207  $   4,183,602

COST OF SALES                         3,955,919      4,455,094      2,046,845      2,343,445
                                  -------------  -------------  -------------  -------------
GROSS PROFIT                          3,035,110      3,214,126      1,758,362      1,840,157

SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES         1,715,270      1,994,152        914,154      1,043,315
                                  -------------  -------------  -------------  -------------
OPERATING INCOME                      1,319,840      1,219,974        844,208        796,842

INTEREST EXPENSE                       (512,352)      (472,397)      (204,862)      (248,819)

OTHER INCOME (EXPENSE) - NET             31,568          5,628         18,222        (34,827)
                                  -------------  -------------  -------------  -------------
INCOME  BEFORE INCOME TAXES             839,056        753,205        657,568        513,196

PROVISION FOR INCOME TAXES             (306,100)      (270,700)      (240,100)      (184,300)
                                  -------------  -------------  -------------  -------------
NET INCOME                        $     532,956  $     482,505  $     417,468  $     328,896
                                  =============  =============  =============  =============

NET INCOME                        $     532,956  $     482,505  $     417,468  $     328,896

DIVIDENDS AND ACCRETION ON
 REDEEMABLE PREFERRED STOCK             (83,366)      (167,921)       (83,366)       (84,555)
                                  -------------  -------------  -------------  -------------
NET INCOME APPLICABLE TO
   COMMON STOCK                   $     449,590  $     314,584  $     334,102  $     244,341
                                  =============  =============  =============  =============

NET INCOME PER SHARE              $         .09  $         .05  $         .07  $         .04
                                  =============  =============  =============  =============
COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                 4,734,465      6,164,704      4,734,465      6,164,704
                                  =============  =============  =============  =============

See accompanying notes to financial statements.

                                  R.H. PHILLIPS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                   Six Months Ended            Three Months Ended
                                                                       June 30,                     June 30,
                                                                 -------------------           -------------------
                                                                 1996           1997           1996           1997
                                                            -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $     532,956  $     482,505  $     417,468  $     328,896
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 709,312        879,299        361,595        377,800
    Loss on disposal of property, plant and equipment                  --         56,677             --         65,019
    Net changes in:
      Operating assets                                           (111,298)       214,011       (681,407)      (937,817)
      Operating liabilities                                        38,348       (977,444)      (564,244)       154,845
                                                            -------------  -------------  -------------  -------------
        Net cash provided by (used in) operating activities     1,169,318        655,048       (466,588)       (11,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    (5,944,577)    (4,492,472)    (4,445,223)    (2,922,999)
  Proceeds from sale of property and equipment                         --          9,782             --          1,440
                                                            -------------  -------------  -------------  -------------
    Net cash used in investing activities                      (5,944,577)    (4,482,690)    (4,445,223)    (2,921,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of (costs of issuing) redeemable preferred stock     4,798,378        (12,549)        (8,679)       (12,549)
  Issuance of (costs of issuing) common stock                    (158,739)        18,924       (158,739)        11,174
  Payment of cash dividend                                             --       (150,000)            --             --
  Proceeds from long-term debt and notes payable                6,528,724     14,502,104      5,687,396     10,055,862
  Principal payments on long-term debt and notes payable       (6,731,820)   (10,652,926)      (584,130)    (7,158,755)
  Other financing activities                                      (14,223)        56,691         (8,571)        61,685
                                                            -------------  -------------  -------------  -------------
    Net cash provided by financing activities                   4,482,320      3,762,244      4,927,277      2,957,417

INCREASE (DECREASE) IN CASH                                      (292,939)       (65,398)        15,466         24,601
CASH AT BEGINNING OF PERIOD                                       317,624        308,535          9,219        218,536
                                                            -------------  -------------  -------------  -------------
CASH AT END OF PERIOD                                      $       24,685  $     243,137  $      24,685  $     243,137
                                                           ==============  =============  =============  =============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Interest paid (including capitalized interest)         $      596,776  $     706,680  $     324,508  $     377,108
NONCASH TRANSACTIONS:
    Issuance of notes payable to finance inventory
      and equipment purchased                              $       41,841  $      82,463  $      41,841  $      32,723
    Dividend and accretion on redeemable preferred stock   $       75,000  $      92,921  $      75,000  $      84,555
    Conversion of subordinated debt into common stock      $           --  $   1,394,896  $          --  $   1,394,896

See accompanying notes to financial statements.

                                          -5-

R.H. PHILLIPS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The interim financial statements as of June 30, 1997 and for each of the six and three month periods ended June 30, 1996 and 1997 have been prepared by R.H. Phillips, Inc. (the "Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the six and three month periods ended June 30, 1996 and 1997 are not necessarily indicative of the results which might be realized for the full year.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

       Net income per share for the six and three month periods ended June 30, 1997 was computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during each period. Net income per share and common shares outstanding for the six and three month periods ended June 30, 1996 have been restated to reflect stock dividends of 37,500 shares issued in September 1996 and 43,352 shares issued in April 1997.

2.  SALE AND LEASEBACK OF VINEYARDS

       In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance
Company ("Hancock"). In connection with that transaction, the Company now leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. The Company received proceeds from the sale of approximately $4,209,000 in May 1997 and approximately $1,175,000 in June 1997. The lease provides that the Company will pay rent of approximately $161,000 per calendar quarter beginning in 1999. The Company has a option to repurchase the land and vineyard at the end of the lease term. The lease was accounted for as a long-term capital lease.

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

Overview

      During the first six months of 1997, the Company experienced an increase in its cost of production due to adverse weather conditions during the 1996 growing season, which caused below average crop yields. Many other California vineyards suffered similar or greater reductions of their grape crops. The reduction in the Company's grape supply compelled the Company to increase its grape and bulk wine purchases to meet consumer demand for the Company's wines. At the same time, the market price of bulk wines and grapes has increased substantially during the past two years due to below average California grape harvests. Management believes that the Company's costs of producing wines from grapes or bulk wines purchased from outside sources is significantly higher than the costs associated with producing wines from its own grapes. These factors are likely to increase the Company's cost of production for at least the near future.

      Management believes that its winery and vineyard expansion program may reduce the Company's costs of production in future years. The winery expansions completed in 1995, 1996 and 1997 have eliminated the Company's need to rely on outside sources of processing and storage for its wines, and the Company has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes.

Results of Operations

      Net Sales

      Net sales for the six month period ended June 30, 1997 were approximately $7,669,000, an increase of approximately 10% over net sales of approximately $6,991,000 during the same period in 1996. Net sales during both periods included the sale of bulk wines and other items. Excluding these sales, net sales of case wines were approximately $7,256,000 for the six month period ended June 30, 1997, an increase of approximately 8% over case sales totaling approximately $6,735,000 during the corresponding period in 1996. The average selling price per case increased from approximately $37.86 during the six month period ended June 30, 1996 to approximately $42.56 for the corresponding period in 1997. The increase in the average selling price resulted primarily from price increases on the Company's Chardonnay and Cabernet Sauvignon. The number of cases sold during the first six months of 1997 was approximately 170,000, a decrease of approximately 4% from approximately 178,000 cases sold during the same period in 1996.

      Gross profit

      Gross profit increased from approximately $3,035,000, or approximately 43% of sales, for the six month period ended June 30, 1996 to approximately $3,214,000, or approximately 42% of sales, for the six month period ended June 30, 1997. Excluding the sales of bulk wines and other items, gross profit from case sales was approximately $2,984,000, or approximately 44% of sales, for the first six months in 1996, compared to approximately $3,065,000, or approximately 42% of sales, for the corresponding period in 1997. The average cost per case sold in the first six months of 1997 increased by approximately 17% over that sold in the same period in 1996, from approximately $21.09 per case to approximately $24.59 per case. The decrease in gross margin percentage and increase in cost per case are attributable primarily to the higher prices of bulk wines and grapes purchased from outside parties and to the below average harvest experienced by the Company in 1996. These cost increases have been offset somewhat by the efficiencies derived from expanded winery production facilities. The Company has implemented price increases, some of which did not go into effect until July 1997, as a compensatory measure.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses were approximately $1,994,000, or approximately 26% of sales, for the six month period ended June 30, 1997, an increase from approximately $1,715,000, or approximately 25% of sales, for the same period in 1996. The increase is primarily due to an increase of approximately $216,000 in selling expenses, primarily due to higher sales program expenses. In addition, general and administrative expenses increased approximately $63,000, primarily due to increased public relations costs.

      Interest Expense

      Interest expense for the six month period ended June 30, 1997 was approximately $472,000, compared to approximately $512,000 for the same period in 1996. The Company capitalized approximately
$386,000 of additional interest pertaining to vineyard and winery development during the six month period ended June 30, 1997, and approximately $220,000 during the corresponding period in 1996. The increase in capitalized interest reflects the increase in vineyards under development during 1997 as compared to 1996. The increase in total interest cost reflects the additional interest from long-term debt acquired in 1997.

      Net Income

      The Company generated net income of approximately $483,000 for the six month period ended June 30, 1997, compared to net income of approximately $533,000 for the six month period ended June 30, 1996. The decrease of approximately $50,000 was primarily due to increases in selling expenses, which were largely offset by gross profit increases.

      Seasonality

      The Company usually experiences substantial seasonal fluctuations in revenues and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales revenue to be recorded during the last three months of each year. The Company's expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn, due to harvest and crush activities, and vineyard and winery expansions. Consequently, the Company's financial results during the first six months of the year are not necessarily indicative of the Company's financial performance for the entire year.

Liquidity and Capital Resources

      The Company has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. The Company has made substantial capital expenditures to expand its vineyards and winery facilities in order to obtain production efficiencies through vertical integration and increased product sales. The Company's cash flows from operations alone have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, the Company has depended upon debt, equity and lease financing for its working capital and capital expansion needs.

      The Company has obtained various long-term loans. The largest of these loans was obtained from Metropolitan Life Insurance Company ("Metropolitan") in January 1995. This loan, pursuant to which the Company borrowed $7,500,000, has a term of 10 years. Interest and principal on the loan are paid in monthly installments, with eight percent of the outstanding principal paid per annum and all remaining principal after such monthly payments to be paid at the end of the loan's term.
The annual interest rate on the loan is presently 9.05% as to $4,600,000 of the principal amount, 8.1% as to $1,500,000 of the principal amount, and 8.55% as to $1,400,000 of the principal amount.

      The Company has a $7,400,000 credit facility with U.S. Bank of California ("U.S. Bank") to finance its working capital requirements.
The credit facility is comprised of an operating line of credit of $6,000,000 and a non-revolving crop line of $1,400,000. The operating line of credit matures in April 1999, at which time all principal and unpaid interest will be due and payable. The annual interest rate on the operating line is either U.S. Bank's prime rate or IBOR plus 200 basis
points, at the Company's option.   As of June 30, 1997, the operating
line had a balance of approximately $4,506,000. The Company could borrow up to $892,000 on the crop line of credit as of June 30, 1997, and had borrowed $450,000 as of that date. The crop line bears interest at U.S. Bank's prime rate plus 100 basis points, is secured by the grape crop and other farm assets, and matures in November 1997.

      In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance
Company ("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. The Company received proceeds from the sale of approximately $4,209,000 in May 1997 and approximately $1,175,000 in June 1997. The lease provides that the Company will pay rent of approximately $161,000 per calendar quarter beginning in 1999. The Company has a option to repurchase the land and vineyard at the end of the lease term. The lease was accounted for as a long-term capital lease.


      In March 1996, the Company sold 500,000 shares of Senior Redeemable Preferred Stock (the "Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock to Hancock. The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were approximately $4,785,000. The Senior Preferred Stock bears a cumulative annual dividend of $1.20 per share, payable semiannually. During the first four years after issuance, 50% of the dividend is payable in cash and 50% of the dividend is payable in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The Company is required to redeem one-third of the Senior Preferred Stock eight years after issuance, and one-third in each of the succeeding years at a price of $10.00 per share.

      As of June 30, 1997, the Company had cash of approximately $243,000, an decrease from approximately $309,000 on December 31, 1996. Sources of cash during the six month period ended June 30, 1997 included net income of approximately $483,000, proceeds from notes payable of approximately $1,453,000 and proceeds from long-term debt of approximately $13,133,000. Cash used during that period included approximately $4,492,000 invested in property, plant and equipment, approximately $1,328,000 used to repay notes payable, and approximately $9,324,000 used to repay long-term debt.

      Operating assets decreased by approximately $214,000 during the six month period ended June 30, 1997, primarily due to a reduction in accounts receivable from approximately $3,131,000 on December

30, 1996 to approximately $2,698,000 on June 30, 1997. This decrease in accounts receivable is indicative of the seasonality of the Company's sales revenues, which typically increase during the last three months of each year.

      Operating liabilities decreased by approximately $777,000 during the six month period ended June 30, 1997, primarily due to a reduction in accounts payable. Accounts payable decreased from approximately $2,178,000 on December 31, 1996 to approximately $1,481,000 on June 30, 1997.

      Net working capital increased approximately $610,000 from approximately $7,016,000 on December 31, 1996 to approximately
$7,626,000 on June 30, 1997, primarily due to the reduction in accounts payable discussed above.

      The Company is in the process of expanding its winery facilities by adding approximately 12,000 square feet to the existing case goods warehouse, constructing tank pads for 24 newly purchased stainless steel tanks, and purchasing barrels and other support equipment. Management estimates that the cost of the winery expansion will be approximately $2,200,000. The Company currently plans to add a tasting room and conference facility building in late 1997 or early 1998, and estimates the cost to be approximately $400,000. The Company planted approximately 347 acres of new vineyard in 1997. Management estimates that the cost of the 1997 vineyard expansion, including acres previously planted but not yet fully productive, will be approximately $3,400,000. The Company intends to finance these projects with funds from the recently completed sale of land and vineyards to Hancock, internally generated funds, and long-term debt.

      Phylloxera infestation may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the Company's 1,548 acres of vineyard, 289 acres have root stock which is susceptible to Phylloxera. Management estimates that the commercially productive life of these vineyards is ten years from January 1, 1994, as compared with the twenty-five year life generally estimated for vineyards, and that the reduction in the useful life of these vineyards will result in an increase in depreciation and maintenance expense totaling approximately $110,000 per year. The increased expenses are added to the cost of grapes harvested, thus increasing cost of sales. The Company plans to remove and replace all Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera.

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

      Availability of Future Financing. The Company may continue to heavily depend upon its ability to raise additional debt or equity financing for its working capital and capital expansion needs. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside the control of the Company. These factors include, but are not limited to, interest rates, the availability of sources of financing and the exercise of warrants issued in the Company's initial public offering. If all of the warrants are not exercised, interest rates increase, or other financing becomes unavailable or more costly to obtain, the Company may not be able to raise sufficient capital to supply its needs.

      Costs of Expansion. Management has based its assumptions concerning the costs of expansion on estimates which it believes are reasonable. However, there can be no assurance that the Company's

                              -10
estimates as to the costs of expansion will prove to be correct. If these costs are higher than anticipated, the Company may be required to raise an even greater amount of financing or reduce the rate of expansion of its facilities.

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

                  PART II

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its 1997 Annual Meeting of Shareholders on
May 22, 1997 at the Company's winery. A total of 4,447,330 shares, or approximately 70% of the outstanding shares of Common Stock, were present or represented at the meeting.

      The following persons were elected to the Board of Directors of the Corporation, each of whom was an existing director of the Corporation at that time: John E. Giguiere, Karl E. Giguiere, Lane C. Giguiere, R. Ken Coit and Victor L. Motto. The number of shares voting in favor of each nominee was 4,440,330, and the number of shares voting against each nominee was 7,000. No other persons were nominated for election to the Board of Directors.

      The shareholders also voted to reappoint KPMG Peat Marwick
LLP ("KPMG") as the Company's independent auditors, and to revise the Company's 1995 Stock Option Plan. A total of 4,445,430 votes were cast in favor of the reappointment of KPMG, 1,700 votes were cast against the reappointment, and 200 votes abstained. 4,381,480 votes were cast in favor of the revision to the 1995 Stock Option Plan, 43,250 votes were cast against the revision, and 22,600 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

  Exhibit No.          Description

  10.1                 Amendment to 1995 Stock Option Plan

  27.1                 Financial Data Schedules


      (b) Reports on Form 8-K

            None
                                   -12-

            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                              R.H. PHILLIPS, INC.
                              (Registrant)

                              Date: August 14, 1997



                              By //s// John E. Giguiere
                                 John E. Giguiere
                                 Co-Chief Executive Officer


                              By //s// Michael J. Motroni
                                 Michael J. Motroni, Chief Finanical Officer
                                 Principal Financial Officer

                               R.H. PHILLIPS,

                                EXHIBIT INDEX


Exhibit No.        Description                             Page No.

  10.1             Amendment to 1995 Stock Option Plan
  10.2             Real Estate Purchase Contract, Agricultural
                   Sublease and Related Agreements between the Company and Farmland Management Services, dated January 24, 1997
  10.3 Amendment to the Real Estate Purchase Contract, Agricultural Sublease and Related Agreements between the Company and Farmland Management Services, dated January 24, 1997

  27.1             Financial Data Schedules