Form 10QSB
period 1997-09-30
PHILLIPS R H INC
filed 1997-11-14
CIK 925712

                    U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB


(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997
  [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ____________

          Commission File No.: 0-26276


                                 R.H. PHILLIPS, INC.
                                 -------------------
            (Exact name of small business issuer in its charter)

        California                                   68-0313739
----------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)



                26836 County Road 12A, Esparto, California  95627
----------------------------------------------------------------------------

                    (Address of principal executive offices)



                                 (530) 662-3215
----------------------------------------------------------------------------

                            (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Number of shares outstanding of each of the issuer's classes of common equity as of November 10, 1997: 6,433,182

Transitional Small Business Disclosure Format:    Yes        No   X


        This document consists of 16 pages, excluding exhibits. The Exhibit Index is on page 16.

                               R.H. PHILLIPS, INC.

                                      INDEX


Part I.   Financial Information (unaudited)

     Item 1.   Condensed Financial Statements ..............................3

               Balance Sheet ...............................................4

               Statements of Operations ....................................5

               Statements of Cash Flows ....................................6

               Notes to Condensed Financial Statements .....................7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................9


Part II.  Other Information

     Item 3.   Defaults Upon Senior Securities ............................14

     Item 6.   Exhibits and Reports on Form 8-K ...........................14


Signatures ................................................................15

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                R.H. PHILLIPS, INC.
                                   BALANCE SHEET
                                SEPTEMBER 30, 1997
                     (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                    (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
   Cash                                                        $     22
   Accounts receivable                                            2,459
   Inventories                                                   10,050
   Deferred income taxes and prepaid expenses                       565
                                                                -------
       Total current assets                                      13,096

PROPERTY, PLANT, AND EQUIPMENT - net                             28,888

OTHER ASSETS:
   Note receivable from shareholder                                 223
   Deferred loan fees and other, net                                350
                                                                -------
       Total other assets                                           573
                                                                -------
TOTAL ASSETS                                                    $42,557
                                                                =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                         $ 1,073
   Notes payable                                                  1,576
   Accounts payable                                               2,619
   Accrued liabilities                                              766
                                                                -------
      Total current liabilities                                   6,034
                                                                =======

LONG-TERM DEBT                                                   14,000
DEFERRED INCOME TAXES                                               935
COMMITMENTS AND CONTINGENCIES                                        --
DEFERRED GAIN                                                     1,065
REDEEMABLE PREFERRED STOCK, redeemable at $5,000,000              4,502
SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par value, 4,500,000
    shares authorized, none issued and outstanding                   --
   Common stock, no par value, 12,500,000 shares authorized,     14,041
      6,433,182 shares issued and outstanding
   Additional paid-in capital                                       337
   Retained earnings                                              1,643
                                                                -------
      Total shareholders' equity                                 16,021
                                                                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $42,557
                                                                =======

See accompanying notes to financial statements

                                  R.H. PHILLIPS, INC.
                               STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                     (UNAUDITED)

                                    Nine Months Ended      Three Months Ended
                                     September 30,          September 30,
                              ------------------------   ----------------------
                                  1996        1997         1996         1997
                                --------    --------     --------     --------
NET SALES                      $ 11,121     $ 12,002     $  4,129     $  4,333

COST OF SALES                     6,212        7,080        2,256        2,625
                               --------     --------     --------     --------
GROSS PROFIT                      4,909        4,922        1,873        1,708

SELLING, GENERAL
 AND ADMINISTRATIVE EXPENSES      2,680        2,929          964          935
                               --------     --------     --------     --------
OPERATING INCOME                  2,229        1,993          909          773

INTEREST EXPENSE                   (649)        (682)        (137)        (209)

OTHER INCOME (EXPENSE) - NET         61           72           30           66
                               --------     --------     --------     --------
INCOME  BEFORE INCOME TAXES       1,641        1,383          802          630

PROVISION FOR INCOME TAXES         (599)        (498)        (293)        (227)
                               --------     --------     --------     --------
NET INCOME                     $  1,042     $    885     $    509     $    403
                               ========     ========     ========     ========

NET INCOME                     $  1,042     $    885     $    509     $    403

DIVIDENDS AND ACCRETION ON
 REDEEMABLE PREFERRED STOCK        (167)        (252)         (83)         (85)
                               --------     --------     --------     --------
NET INCOME APPLICABLE TO
   COMMON STOCK                $    875     $    633     $    426     $    318
                               ========     ========     ========     ========

NET INCOME PER SHARE           $    .17     $    .10     $    .08     $    .05
                               ========     ========     ========     ========
COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING         5,045,643    6,281,087    5,620,934    6,433,099

See accompanying notes to financial statements.

                                         R.H. PHILLIPS, INC.
                                      STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                           (UNAUDITED)

                                                           Nine Months Ended   Three Months Ended
                                                             September 30,        September 30,
                                                          -------------------  ------------------
                                                             1996      1997      1996      1997
                                                           --------  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  1,042  $    885  $    509  $    403
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              1,110     1,340       401       461
   (Gain) loss on disposal of property, plant and equipment      (6)       59        (6)        2
   Net changes in:
    Operating assets                                           (771)   (1,247)     (660)   (1,461)
    Operating liabilities                                     1,058       271     1,019     1,248
                                                           --------  --------  --------  --------
     Net cash provided by operating activities                2,433     1,308     1,263       653

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                  (10,758)   (6,547)   (4,814)   (2,055)
 Proceeds from sale of property and equipment                    49     5,402        49         8
                                                           --------  --------  --------  --------
     Net cash used in investing activities                  (10,709)   (1,145)   (4,765)   (2,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of (costs of issuing) redeemable preferred stock    4,798       (12)       --        --
 Issuance of common stock                                     4,639        23     4,797         4
 Payment of cash dividend                                      (150)     (300)     (150)     (150)
 Proceeds from long-term debt and notes payable              11,618    13,523     5,029     4,405
 Principal payments on long-term debt and notes payable     (12,740)  (13,201)   (6,008)   (2,548)
 Recognition of deferred gain                                    --      (464)       --      (464)
 Other financing activities                                     (19)      (18)       (4)      (74)
                                                           --------  --------  --------  --------
     Net cash provided by (used in) financing activities      8,146      (449)    3,664     1,173
                                                           --------  --------  --------  --------
INCREASE (DECREASE) IN CASH                                    (130)     (286)      162      (221)
CASH AT BEGINNING OF PERIOD                                     317       308        25       243
                                                           --------  --------  --------  --------
CASH AT END OF PERIOD                                      $    187  $     22  $    187  $     22
                                                           ========  ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Interest paid (including capitalized interest)           $    832  $  1,025  $    235  $    318
  Income taxes paid                                        $    396  $    551  $     57  $      2

NONCASH TRANSACTIONS:
  Issuance of notes payable to finance inventory
      and equipment purchased                              $     70  $    478  $     28  $    396
  Dividends and accretion on redeemable preferred stock    $    150  $    327  $    150  $    235
  Conversion of subordinated debt into common stock        $     --  $  1,395  $     --  $  1,395

See accompanying notes to financial statements.

R.H. PHILLIPS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The interim financial statements as of September 30, 1997 and for each of the nine and three month periods ended September 30, 1996 and 1997 have been prepared by R.H. Phillips, Inc. (the
"Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the nine and three month periods ended September 30, 1996 and 1997 are not necessarily indicative of the results which might be realized for the full year.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

       Net income per share for the nine and three month periods ended September 30, 1997 was computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during each period. Common shares issuable from stock options and warrants have been excluded from the computation of net income per share if their inclusion would be anti-dilutive. Net income per share and common shares outstanding for the nine and three month periods ended September 30, 1996 have been restated to reflect stock dividends of 43,352 shares issued in April 1997 and 39,117 shares issued in September 1997.

2.  ACCOUNTING PRONOUNCEMENT

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of SFAS 128 on the calculation of earnings per share is not expected to be material.

3.  SALE AND LEASEBACK OF VINEYARDS

       In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance
Company ("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. The Company received proceeds from the sale of $4,209,000 in May 1997 and $1,175,000 in June 1997. The lease provides that the Company will pay rent of $161,000 per calendar quarter beginning in 1999. At June 30, 1997, the Company held an option to repurchase the land and vineyard at the end of the lease term. The lease was accounted for as a long-term capital lease.

       The Company recognized deferred gain of $1,529,000 at the time of closing. The deferred gain consists of the difference between the actual costs of the property sold and the funds received by the Company. The Sale and Leaseback agreement with Hancock requires that the Company complete the vineyards that are still under development. The Company expended $464,000 between the date of closing and September 30, 1997 on the development of the vineyards. Management estimates that the remaining costs to complete the development will be approximately $652,000 and will be offset against the deferred gain as incurred. The remainder, of approximately $413,000, will be amortized to income over the life of the lease.

       Effective September 30, 1997, the Company renegotiated the lease agreement with Hancock whereby the option to repurchase the land and vineyard at the end of the lease was given up by the Company in exchange for a right of first refusal. Consequently, at September 30, 1997, the lease is accounted for as an operating lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In reviewing the following management's discussion and analysis, the reader should refer to the historical financial statements of the Company. The discussion of the results and trends does not necessarily imply that these results and trends will continue. For the purpose of the following discussion, a "case" means a nine liter case of wine. All numbers are approximate.

Overview

      During the first nine months of 1997, the Company experienced an increase in its cost of goods due to adverse weather conditions during the 1996 growing season, which caused below average crop yields in 1996. Many other California vineyards suffered similar or greater reductions of their grape crops. The reduction in the Company's grape supply compelled the Company to increase its grape and bulk wine purchases to meet consumer demand for the Company's wines. At the same time, the market price of bulk wines and grapes increased substantially during the past two years due to below average California grape harvests.

       The Company realized above average yields from the 1997 crop. The Company's vineyards produced 5,100 tons of grapes in 1997, compared with 2,400 in 1996, primarily due to above average yields per acre due to favorable growing conditions and production from new vineyards. The increased 1997 grape tonnage reduced the percentage of wine produced from grapes purchased from outside growers and reduced the cost per gallon of wine produced from Company vineyards. In addition, the percentage of wines purchased from other wineries was reduced in 1997. Consequently, management believes that the Company's cost of goods will likely decline in 1998, and that the Company will have more wine available for sale. The Company has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes and further reduce its cost of goods. The full benefit of the vineyard expansion will continue to be realized over the next several years as the vines mature.

Results of Operations

      Net Sales

      Net sales for the nine month period ended September 30, 1997 were $12,002,000, an increase of 8% over net sales of $11,121,000 during the same period in 1996. Excluding the sales of bulk wines and other items, net sales were $11,106,000 for the nine month period ended September 30, 1997, an increase of 5% over sales of $10,554,000 during the corresponding period in 1996. The average selling price per case increased from $38.93 during the nine month period ended September 30, 1996 to $43.16 for the corresponding period in 1997. During the first nine months of 1997, 257,000 cases were sold, a decrease of 5% from 271,000 cases sold in the comparable period of the prior year.

      Gross profit

      Gross profit was substantially unchanged from the comparable period of the prior year, totaling $4,922,000 for the nine month period ended September 30, 1997. Excluding the sales of bulk wines and other items, gross profit was $4,754,000 for the first nine months of 1997, compared to $4,766,000 in the corresponding period of 1996.
Gross margins were 41% during the first nine months of 1997, compared to 44% during the same period in 1996. The average cost per case sold in the first nine months of 1997 increased by 16% over the same period in 1996, from $21.34 per case to $24.69 per case.
The decrease in gross margin percentage and increase in cost per case are attributable primarily to the higher prices of bulk wines and grapes purchased from outside parties and to the below average harvest experienced by the Company in 1996. The Company implemented price increases during 1997 to help compensate.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $2,929,000, or 24% of sales, for the nine month period ended September 30, 1997, an increase from $2,680,000, or 24% of sales, for the same period in 1996. The $249,000 increase is primarily due to a $155,000 increase in selling expenses, primarily due to higher sales labor expenses. In addition, general and administrative expenses increased $94,000, primarily due to increased public relations costs.

      Interest Expense

      Interest expense for the nine month period ended September 30, 1997 was $682,000, compared to $649,000 for the same period in 1996. The Company capitalized $450,000 of additional interest pertaining to vineyard and winery development during the nine month period ended September 30, 1997, and $434,000 during the corresponding period in 1996. The interest is attributable to the Company's borrowings on its bank lines of credit and other debt obligations.

      Net Income

      The Company generated net income of $885,000 for the nine month period ended September 30, 1997, compared to net income of $1,042,000 for the nine month period ended September 30, 1996.
The $157,000 decrease was primarily due to increases in selling, general, and administrative expenses, partially offset by a $101,000 decrease in income taxes.

      Seasonality

      The Company usually experiences substantial seasonal fluctuations in revenues and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of revenue to be recorded during the last three months of each year. The Company's expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn due to harvest activities and capital expenditures. Consequently, the Company's financial results during the first nine months of the year are not necessarily indicative of the financial performance for the entire year.

Liquidity and Capital Resources

      The Company has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. The Company has made substantial capital expenditures to expand its vineyards and winery facilities to obtain production efficiencies through vertical integration and increased product sales. The Company's cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, the

Company has depended upon debt, equity and lease financing for its working capital and capitalexpansion needs.

      As of September 30, 1997, the Company had cash totaling
$22,000, a decrease from $308,000 on December 31, 1996. Sources of cash during the nine month period ended September 30, 1997 included cash from operations of $1,308,000, proceeds from notes payable of $2,450,000, proceeds from long-term debt of $11,073,000, and proceeds from the sale of property and vineyards of $5,402,000. Cash used during that period included $6,547,000 invested in property, plant and equipment, $1,713,000 used to repay notes payable, and $11,488,000 used to repay long-term debt.

      Current assets increased by $1,377,000 during the nine month period ended September 30, 1997, primarily due to an increase in inventories from $7,808,000 on December 31, 1996 to $10,050,000 on September 30, 1997. This increase in inventories is indicative of the seasonality of the Company's business, as inventories typically increase after harvest.

      Current liabilities increased by $1,331,000 during the nine month period ended September 30, 1997, primarily due to an increase in notes payable used to fund harvest and expansion costs. Notes payable increased from $440,000 on December 31, 1996 to $1,576,000 on September 30, 1997.

      Net working capital increased $46,000 from $7,016,000 on December 31, 1996 to $7,062,000 on September 30, 1997, primarily due to the changes in inventories and notes payable discussed above.

      The Company has several long-term loans. The largest of these loans was obtained from Metropolitan Life Insurance Company ("Metropolitan") in January 1995. This loan, pursuant to which the Company borrowed $7,500,000, has a term of 10 years. Interest and principal on the loan are paid in monthly installments, with eight percent of the outstanding principal paid per annum and all remaining principal after such monthly payments to be paid at the end of the loan's term. At September 30, 1997, $6,500,000 was outstanding on the loan. The annual interest rate on the loan is presently 9.05% as to $3,987,000 of the principal amount, 8.1% as to $1,300,000 of the principal amount, and 8.55% as to $1,213,000 of the principal amount.

      The Company has three lines of credit totaling $8,900,000 with
U.S. Bank of California ("U.S. Bank") to finance its working capital requirements. The credit facility consists of an operating line of credit of $6,000,000, a crop line of $1,400,000, and a bridge line of $1,500,000. The operating and bridge lines of credit are secured by accounts receivable and inventory. The operating line matures in April 1999, and the bridge line matures in December 1997. The crop line is secured by the grape crop and other farm assets, and matures in
December 1997.    The annual interest rate on the credit facility is
either U.S. Bank's prime rate or IBOR plus 200 basis points, at the Company's option. The balance on the credit facility as of September
30, 1997 was $7,180,000.

      Both the Metropolitan loan and the U.S. Bank credit facility contain various covenants, including requirements as to the Company's working capital and current ratio. The Company was not in compliance with these covenants as of September 30, 1997. The Company has obtained waivers of these covenant requirements through December 31, 1997 from Metropolitan and until December
31, 1997 from U.S. Bank. The Company is currently obtaining a new term loan from Metropolitan. Proceeds from the loan will be used to repay the existing Metropolitan loan and provide the Company with additional cash resources. Management believes that the new loan with Metropolitan will close before December 31, 1997, and that the loan proceeds will bring the

Company back into compliance with its financial covenants. However, there can be no assurance that the loan will close, or that it will close before December 31, 1997. If the loan is delayed it will be necessary to extend the financial covenant waivers. There can be no assurance that the waivers will be extended by Metropolitan and U.S. Bank.


      In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance Company ("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. The Company received proceeds from the sale of $4,209,000 in May 1997 and $1,175,000 in June 1997. The lease provides that the Company will pay rent of $161,000 per calendar quarter beginning in 1999. The lease is accounted for as an operating lease.


      In March 1996, the Company sold 500,000 shares of Senior Redeemable Preferred Stock (the "Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock to Hancock. The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were $4,785,000. The Senior Preferred Stock bears a cumulative annual dividend of $1.20 per share, payable semiannually. During the first four years after issuance, 50% of the dividend is payable in cash and 50% of the dividend is payable in shares of Common Stock at a price equal to the lower of the market price at the dividend payment date or $4.00 per share. The Company is required to redeem one-third of the Senior Preferred Stock eight years after issuance, and one-third in each of the succeeding years at a price of $10.00 per share.

      In April 1997, the Company converted subordinated promissory notes in the aggregate amount of $1,500,000 into 387,077 shares of Common Stock. The notes became automatically convertible into Common Stock at a price of $3.875 when the average of the closing bid and ask price for the Common Stock exceeded $3.50 for five consecutive trading days subsequent to December 6, 1996.

      During the nine month period ended September 30, 1997, the Company expanded its winery by enlarging its case goods warehouse, increasing its stainless steel tank storage and fermentation capacity, and purchasing barrels and other support equipment. The cost of the winery expansion through September 30, 1997 was $2,396,000. The
Company currently plans to add a tasting room and conference facility building in late 1997 or early 1998, and estimates the cost will be $500,000. Additional winery expansion projects are expected in the future as the Company's newly planted vineyards become productive.
The Company planted 347 acres of new vineyard in 1997, which included 115 acres of vineyard sold to Hancock. Management estimates that the cost of the 1997 vineyard expansion, including acres previously planted but not yet fully productive, will be $3,400,000.
The Company financed 1997 capital projects with funds from the recently completed sale of land and vineyards to Hancock. The
Company plans to fund future capital projects with internally generated funds and long-term debt.

      Phylloxera infestation may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on the roots of grapes, causing reduced production and eventual vine death. Of the Company's 1,548 acres of vineyard, 289 acres have root stock which is susceptible to Phylloxera. Management estimates these vineyards will be commercially productive for ten years (until 2004), as compared with twenty-five years generally estimated for vineyards without Phylloxera. The reduction in the useful life of vineyards causes an increase in depreciation and maintenance expense. The increased expenses are added to the cost of grapes harvested, thus increasing cost of sales. The Company plans to remove and replace all Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera.

      The above discussion concerning future financing needs, vineyard and winery expansion, the impact of Phylloxera and factors affecting liquidity are forward looking statements. Although management believes that these statements are reasonable in view of the facts available to them, the Company's past experience, and trends in the wine industry, there can be no assurance that any of these statements will prove to be true. There are many factors which could have a material impact upon whether these projections will be realized or whether these trends will continue. Among these factors are the following:

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

      Costs of Expansion. Management has based its assumptions concerning the costs of expansion on estimates which it believes are reasonable. However, there can be no assurance that the Company's estimates will prove to be correct. If these costs are higher than anticipated, the Company may be required to raise an even greater amount of financing or reduce the rate of expansion of its facilities.

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

                                   PART II

Item 3.  Defaults Upon Senior Securities

      The Company has several long-term loans. The largest of these loans was obtained from Metropolitan Life Insurance Company
("Metropolitan") in January 1995. This loan, pursuant to which the Company borrowed $7,500,000, has a term of 10 years. As of September 30, 1997, $6,500,000 was outstanding on the loan.

      The Company has three lines of credit totaling $8,900,000 with U.S. Bank of California ("U.S. Bank") to finance its working capital requirements. The credit facility consists of an operating line of credit of $6,000,000, a crop line of $1,400,000, and a bridge line of $1,500,000. The operating line matures in April 1999, and the crop and bridge lines mature in December 1997. The balance on the credit facility as of September 30, 1997 was $7,180,000.

      Both the Metropolitan loan and the U.S. Bank credit facility contain various covenants, including requirements as to the Company's working capital and current ratio. The Company was not in compliance with these covenants as of September 30, 1997. The
Company has obtained waivers of these covenant requirements until December 31, 1997 from Metropolitan and until December 31, 1997 from U.S. Bank. The Company is currently obtaining a new term loan from Metropolitan. Proceeds from the loan will be used to repay the existing Metropolitan loan and provide the Company with additional cash resources. Management believes that the new loan with Metropolitan will close before December 31, 1997, and that the loan proceeds will bring the Company back into compliance with its financial covenants. However, there can be no assurance that the loan will close, or that it will close before December 31, 1997. If the loan is delayed it will be necessary to extend the financial covenant waivers. There can be no assurance that the waivers will be extended by Metropolitan and U.S. Bank.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.         Description
-----------         -----------

10.1 Loan Agreements between the Company and U.S. Bank, dated September 15,1997
10.2 Right of First Offer to Lease and Right of First Refusal to Purchase and Termination of Option Agreement between the Company and Hancock, dated September 30, 1997
27.1                Financial Data Schedules


     (b) Reports on Form 8-K

            None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.


                                             R.H.PHILLIPS, INC.
                                             (Registrant)

                                             Date: November 14, 1997

                                             //s// John. E Giguiere
                                             Co-President
                                             Co-Chief Executive Officer

                                             //s// Michael J. Motroni
                                             Michael J. Motroni, Chief
                                             Financial Officer
                                             Principal Financial Officer

                                   EXHIBIT INDEX


Exhibit No.                     Description                     Page No.


10.1 Loan Agreements between the Company and U.S. Bank, dated September 15, 1997.
10.2 Right of First Offer to Lease and Right of First Refusal to Purchase and Termination of Option Agreement between the Company and Hancock, dated September 30, 1997
27.1     Financial Data Schedules
                                      -16-