Form 10KSB
period 1997-12-31
PHILLIPS R H INC
filed 1998-03-30
CIK 925712

  U.S. Securities and Exchange Commission
          Washington, D.C.  20549
                Form 10-KSB
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934
             For the fiscal year ended December 31, 1997

[  ]         TRANSITION REPORT UNDER SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934
          For the transition period from _________ to ___________

        Commission File No. 0-26276
            R.H. PHILLIPS, INC.
(Name of small business issuer in its charter)

                      California
          (State or other jurisdiction of
           incorporation or organization)
                  68-0313739
               (I.R.S. Employer
              Identification No.)


      26836 County Road 12A, Esparto, California
      (Address of principal executive offices)
                       95627
                     (Zip Code)


Issuer's telephone number:  (530) 662-3215

Securities registered under Section 12(b) of the Exchange Act:
                   None

Securities registered under Section 12(g) of the Exchange Act:

                     No Par Common Stock
______________________________________________________________
                       (Title of Class)

                Warrants to Purchase Common Stock,
                    Expiring October 1, 1998
______________________________________________________________
                           (Title of Class)

Check whether the issuer  (1) filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $17,258,287

Aggregate market value of the voting stock held by non-affiliates based on the closing price at which the stock was sold on the Nasdaq
National Market as of March 2, 1998 was approximately $13,739,547.

Number of shares outstanding of each of the issuer's classes of common equity as of March 13, 1998: 6,433,182

Documents incorporated by reference: Annual Proxy Statement for
Security Holders for fiscal year ended December 31, 1997
Transitional Small Business Disclosure Format:    Yes      No  X

                   PART I

Item 1. Description of Business

General

     R.H. Phillips, Inc. ("R.H. Phillips" or "the Company") makes and sells premium and super premium varietal table wines.
The Company's vineyard, winery and corporate headquarters are located in the Dunnigan Hills region of California, approximately 30 miles northeast of the Napa Valley wine region. The Company's wines are sold throughout the United States and in several other countries. John and Karl Giguiere, the Co-Chief Executive Officers of the Company, founded R.H. Phillips in the early 1980s. Sales of R.H. Phillips' wines have increased from 4,500 cases in 1984 to 371,000 cases in 1997.

     For purposes of the following discussion, a "case" means a nine liter case of wine. All numbers are approximate.

Business of Issuer

     Strategy

     R.H. Phillips is a leading California wine producer. The Company specializes in the production of Chardonnay as well as Syrah and Viognier, which are Rhone Valley varietals. The
Company owns or leases more than 1,500 acres of grapes in the Dunnigan Hills viticultural region. The Company's strategy is to combine high quality wine-making technology with low fruit costs from its vineyards in order to increase gross margins and production of its super premium wines. The Company's Syrah plantings make it one of the leading producers of Rhone Valley varietals in the United States.

     Products

     The Company produces and sells wines in the category known as "table wines." Table wines contain 7% to 14% alcohol by volume, and are generally consumed with foods. Table wines that retail for less than $3 per 750 ml (milliliter) bottle are generally referred to as generic or "jug" wines. Table wines which retail in the $3 to $7 range are referred to as "premium" or "popular premium" wines. Wines which retail between $7 and $14 per bottle are considered "super premium" wines and those which retail above $14 per bottle are considered "ultra premium" wines.

     The Company has developed a diverse line of products including popular premium and super premium varietal table wines.
The Company markets its products under five brand groups, each of which is defined by a type of wine and price structure.

     EXP . The EXP Series consists of a Syrah and an estate bottled Viognier, which are varietals traditionally grown in France's southern Rhone Valley. Rhone Valley varietals adapt well to the warm Dunnigan Hills climate. EXP Syrah is fermented using several yeast strains to encourage a broad range of flavor development. Warm fermentation temperatures are employed to aid in the development of soft tannins and intense color. EXP Viognier is estate bottled. After pressing and cold settling, Viognier juice is fermented at cool temperatures, creating slow fermentation in barrels and tanks. The wine is left in contact with fermentation lees to encourage yeasty, toasty characteristics. The EXP wines, which are produced in 750 ml bottles and have a suggested retail price of $12, are "super premium" wines that have gained recognition for quality.

     Toasted Head .  The Company introduced its Toasted
Head Series during 1997. Toasting is a method used by coopers to alter and influence the impact of wood barrel aging on the quality of wine. Woody aromas are subdued by toasting, while spicy, sweet, burnt and vanilla aromas are increased by the process. For Toasted Head wines, the barrel staves and heads are moderately toasted.
This series includes a 100% estate bottled Chardonnay which is fermented in French and American oak barrels and is allowed to age sur lie to develop richness. Part of the wine goes through malolactic fermentation to soften its texture. Toasted Head Chardonnay is aged up to ten months in oak. The series also includes a Cabernet Sauvignon/Syrah blend, which is aged approximately eighteen months in French and American oak barrels. The wines are kept in small individual lots until the final blend is assembled. The Toasted Head Series is packaged in a 750 ml bottle and has a suggested retail price of $12.

     Barrel Cuvee. Chardonnay and Cabernet Sauvignon products comprise the Barrel Cuvee Series. The Company is a recognized quality leader for Chardonnay and Cabernet Sauvignon priced under $10 per bottle and has received significant positive recognition from well-known wine critics. Approximately 60% of Barrel Cuvee Chardonnay is either fermented or aged in a combination of French and American oak barrels. The wine is left in contact with fermentation lees in order to encourage yeasty, toasty characteristics. These processes give the wines a competitive quality edge within their price structure. Wines in the Barrel Cuvee Series are bottled in 750 ml and 1.5 liter bottles. The 750 ml bottle has a suggested retail price of $8 per bottle.

     Night Harvest . The Night Harvest Series consists of three products: Sauvignon Blanc, Mistura and White Zinfandel.
Sauvignon Blanc is fermented and aged in stainless steel tanks to preserve maximum fruit flavors. Mistura is a blend produced from several Rhone Valley varietals from the Dunnigan Hills as well as select areas of California. The Company's White Zinfandel uses cold fermentation to preserve the fruity fermentation esters. The wine is blended with Chenin Blanc and Muscat in an effort to showcase its fruit flavors. Night Harvest wines are bottled in 500 ml, 750 ml and 1.5 liter bottles. Suggested retail prices for blends in this group, depending on bottle size, range from $6 to $10 per bottle.

     Chateau St. Nicholas .   The Chateau St. Nicholas Series
is sold only during the holiday season, and consists of Chardonnay and White Zinfandel. The wines are sold in a 750 ml bottle or in a gift pack containing two 500 ml bottles. Chateau St. Nicholas has a suggested retail price of $6 to $7 for the 750 ml bottles, and $12 for the gift pack.

     Zinfandel.  The Company plans to introduce its   Zinfandel
Series during 1998. This series will consist of Zinfandel wines produced from different California vineyards. Management intends to package the wines in a 750 ml bottle with a suggested retail price of $12 to $14, depending on the vineyard. Management believes this wine will be of a quality comparable to the EXP and Toasted
Head series.

     Sales By Product

     Chardonnay, which historically has been the Company's largest selling varietal, accounted for 47% of sales in 1997. Sauvignon Blanc was the next largest varietal, with 18% of sales. Sales by product line have been dominated by the Barrel Cuvee Series, which generated 55% of 1997 sales. The Night Harvest Series accounted for 30% of 1997 sales. The Company plans to emphasize sales of its higher priced EXP, Toasted Head, and Zinfandel products in the future.

     Distribution

     The Company's sales strategy has focused on the creation, retention and expansion of a large, nationwide distributor network supported by sales personnel and commissioned brokers. The Company's brands are distributed nationwide by a network of 90 unrelated distributors who purchase from the Company at wholesale prices. The Company employs a National Sales Manager and five sales representatives who work with certain distributors to sell the Company's products. In addition, the Company uses independent wine brokers. The brokers, who are paid a commission based on sales revenue, accounted for 63% of sales during 1997. Each sales representative and broker is responsible for managing the wholesale network established in his or her region by facilitating communication, dealing with special promotions, and monitoring sales performance.

     The Company's largest customers in 1997 were Lauber
Imports, Ltd., Wine Warehouse, and M.S. Walker. Lauber Imports, which distributes wines in the northeastern United States, accounted for 12% of sales in 1997. Wine Warehouse distributes wine in California, and accounted for 11% of sales. M.S. Walker, also located in the northeast, accounted for 7% of sales. In December 1997, the Company moved its California distribution from Wine Warehouse to Young's Market Company. Management believes that the move to Young's Market Company will have the long term benefit of improving product distribution in California.

     The Company's wines are sold throughout the United States and in several other countries. The northeastern United States, which is the Company's largest region, accounted for 34% of sales in 1997. The northern Midwest was the second largest region with 11% of sales. The Company exported 1% of its sales, primarily to Canada.

     The Company's standard sales terms provide that payments are due 30 to 60 days after shipment at prices set forth on the Company's price lists. The Company does not have contracts with any of its distributors which obligate them to purchase any specified amount of wine over any defined period. It is therefore possible for a distributor, including one of the Company's major distributors, to cease purchases of the Company's wines at any time.

     Sales and Marketing

     The Company's sales and marketing activities take various forms. Advertising and sales promotional activities are used to promote products in either a "push" or "pull" manner. "Push" programs include promotional allowance rebates or discounts and product samples. "Pull" programs include media advertising, point of sale materials, a tasting room, and various promotional events. Management believes that "push" programs are the more cost effective method to generate new sales. Although pull programs are more costly to implement, management believes that they may provide a greater return over the long run by building brand recognition.

     Suppliers

     The Company purchases raw materials from outside parties to conduct its business. Raw materials include items such as grapevines, trellis materials, grapes, bulk wines, and packaging materials. Management believes that it has strong relationships with all of its major suppliers, is not dependent on any single supplier, and would be able to find substitute suppliers if necessary.

      Because the Company's product sales exceed its current grape production, it has been necessary to purchase bulk wine and grapes from outside suppliers. In 1997, 71% of the Company's wine sales came from bulk grapes and wine purchased on the open market or through supply contracts. The supply and price of available grapes have historically been subject to considerable fluctuations. The Company has expanded its vineyards to lessen its dependence on outside sources of bulk wine and grapes, and anticipates that the full benefit of the vineyard expansion will be realized over the next several years as the vines mature.

     Research and Development

     The Company conducts research in several areas in an effort to improve vineyard yield, wine quality and processing efficiency. Vineyard research includes testing irrigation levels, soil amendments, cover crops, and trellising, clonal and rootstock valuations as well as canopy management techniques. Winemaking research is carried out on a year round bases, and has included experiments with yeast strains, enzymes, fermentation techniques, fruit maturities, and extensive barrel evaluation trials.

     The Company actively exchanges viticultural and winemaking information with other firms in the industry and maintains a close working relationship with the faculty of the Department of Enology and Viticulture at the University of California at Davis. Staff members of R.H. Phillips have visited several wineries in Europe and Australia, and personnel from French, Australian and South African wineries and vineyards have toured its facilities. These visits have resulted in a valuable exchange of technical information.

     Competition

     The California table wine industry in 1997 had approximately $4.9 billion in sales according to the December 1997 edition of WINEDATA published by Gomberg, Fredrikson and Associates. There are approximately 850 commercial wineries currently in California, which are concentrated in the major viticultural regions of the state. The three largest wineries, known as "the Big Three," are E. & J. Gallo, Canandaigua West, and The
Wine Group. The shipment volume of the Big Three in 1996 accounted for approximately 60% of total wine sales from California producers. The Company is the 24th largest shipper of wines in California, according to the 1997 edition of WINEDATA.

     The California wine industry is extremely competitive.
Many new wineries have been established in the last few years which compete to some extent with the Company. Management believes that competition in the wine industry will likely increase, which could potentially reduce future profits. Plantings of vineyards have increased over the last several years. As a result, there may be certain grape varietals that will be in oversupply in the future as the vineyards begin to produce crops. Such an oversupply may result in increased pressure on wine prices.

     Trademarks

     The Company has adopted a program to establish and protect its trademarks and trade names. The Company has obtained federal registrations for its EXP, Toasted Head, Night Harvest,
Mistura and Chateau St. Nicholas trademarks from the U.S. Patent
& Trademark Office.

     Employees

     R.H. Phillips employs 160 people full-time. In addition, the Company employs temporary labor for vineyard development, pruning and harvest, and winery crush and bottling. None of the Company's employees are covered by a collective bargaining agreement and the Company is unaware of any labor disputes with its employees.

     Agricultural Hazards

     Grape growing for wine production is heavily dependent upon favorable weather conditions. Drought or excessive rain can adversely affect production. Excessive heat or cold, especially near the time for harvest, can adversely affect grape quality and, consequently, the quality of wine. Weather has had a large impact on the California wine industry in recent years, causing fluctuations in crop yields.

     Phylloxera, Other Diseases

     Over the past several years many California vineyards have been severely damaged by Phylloxera, an aphid-sized root louse.
The pest lives and propagates in the soil and feeds on the roots of vines. Phylloxera is not harmful to humans, but it can affect grape quality and causes a progressive decline in grape production.
Chemical insecticides can slow the progress of vine deterioration, but once a vine is infested it is not possible to eradicate Phylloxera. Phylloxera has impacted several grape growing regions, including
Napa, Sonoma, Monterey, Mendocino and Lake counties.

     Due to the Company's warmer climate and careful farming practices, the Phylloxera infestation in its vineyards was somewhat delayed. However, of the 1,549 acres of vineyards currently owned or leased by the Company, 187 acres have rootstock known to be susceptible to Phylloxera. Based on tests performed by the Company, management believes that portions of these 187 acres show physical symptoms of decline. The Company is using a variety of methods to combat Phylloxera infestation. Vines which are not severely damaged or are not yet infested are grafted onto resistant rootstock, or new vines on resistant rootstock are planted between the Phylloxera infested vines, which are then allowed to deteriorate. The Company replaced the more severely damaged vines and the Phylloxera susceptible vines bearing grape varieties which the Company has de-emphasized. All replacement vines have rootstock which is believed in the industry to be resistant to Phylloxera.

     In addition to Phylloxera, grape vines are subject to a variety of other damaging diseases which have afflicted California vineyards. Management is unaware of any diseases in the Company's vineyards other than normal grape growing conditions such as mildew and insect infestation. The Company is treating these with chemical treatments and the use of organic methods, such as natural insect enemies of the pests.

     Water Supply

     The Company has several wells on its property which have historically supplied sufficient quantities of water for irrigation. However, there can be no assurance that the wells will provide sufficient water during a severe drought. Future expansion of vineyards in the Dunnigan Hills region may be limited by the availability of water.

     Regulation

     The U.S. wine industry is subject to substantial federal, state and local regulation. The Bureau of Alcohol, Tobacco and Firearms ("BATF") is the federal agency primarily responsible for regulating the production and sale of wine. The BATF has promulgated numerous wine industry-related regulations. These regulations include the licensing of wine producers, limitations on chemical additives in wines, advertising standards, labeling requirements and numerous other aspects of wine production and sales. The BATF also collects federal excise taxes on wine. The amount of federal excise tax is based on the total volume of wine shipped and the alcohol content of that wine. The tax on wine with an alcohol content less than 14% is lower than the tax assessed on wine with a higher alcohol content. The current federal excise tax on wines produced by the Company, all of which contain less than 14% alcohol, is $1.07 per gallon.

     State governments also regulate the production, shipment and marketing of wine. The wine regulatory agency in California is the Department of Alcoholic Beverage Control. The California state excise tax is $0.20 per gallon of wine sold into California. Missouri and Wisconsin also collect excise taxes based on the volume of sales into those states. Although the laws and regulatory requirements of the states differ, most states require that wineries be licensed by the appropriate state authorities before they are allowed to ship wine into the state. The Company has obtained licenses from those other states in which it believes it is necessary to be licensed. Most states also require prior state approval of wine labels and set other standards for the manufacture and sale of wine. Wineries are subject to periodic inspections and audits by the BATF and state alcohol regulatory authorities.

     In addition to alcohol-related governmental regulations, grape growers, wine producers and wine shippers are subject to a broad range of other regulatory requirements, such as local zoning regulations. Other regulations govern the use, storage and disposition of pesticides, fuels and lubricants and other chemicals. The Company believes it is in substantial compliance with all material applicable laws and regulations relating to its business. Management is unaware of any environmental problems on or near the vineyard or winery that would have a material adverse effect on the financial condition of the Company.

     Seasonality

     The Company usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. In 1997, 32% of total sales occurred during this period. The Company's expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn due to harvest and crush activities and to fund vineyard and winery expansions.

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

     Year 2000

     The Company uses several computer programs, some of which may be affected by programming limitations due to the upcoming year 2000. Management is in the process of reviewing the Company's computer systems to determine whether any software requires updating or replacement. The programmer of the Company's primary software has advised management that the cost to reprogram its software will be borne by the programmer. Management believes that the cost to the Company of Year 2000 expenditures will be zero, and therefore does not expect Year 2000 expenditures to have a material effect on results of operations, liquidity, or capital resources.

Item 2. Description of Property

     The Company owns or leases 2,696 acres of land in California's Dunnigan Hills region, located in northern Yolo County. A total of 1,549 acres are currently planted in vineyards, of which 767 are mature and produce a crop. The 435 acres which were planted in 1996 are scheduled to produce their first crop in 1998, and the 347 acres planted in 1997 will mature in 1999.

     The Company's winery facility and administrative headquarters are located on the Company's land. The winery facility includes bottling, barrel storage and warehouse buildings, wine storage and fermentation tanks, and grape processing equipment. Storage capacity in the Company's warehouse is 110,000 cases of wine, which is fully utilized. The Company owns or leases 7,400 oak barrels capable of holding 438,000 gallons. The Company's wine tank capacity is 1,544,000 gallons, for a total capacity of 1,982,000 gallons. The maximum bulk wine on hand at one time during 1997 was 1,530,000 gallons. The Company plans to increase its tank capacity, purchase additional barrels, and lease offsite warehouse space during 1998 to accommodate planned growth.

     In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance Company ("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for
a term that expires on December 31, 2012.   The lease requires the
Company to pay rent of $161,000 per calendar quarter beginning in 1999 and complete the vineyards that are still under development.

     The Company has granted to Metropolitan Life Insurance
Company ("Metropolitan") a deed of trust on certain real property and a security interest in certain equipment and other assets as security for a long term loan the Company received from Metropolitan. The Company maintains insurance policies with respect to its principal properties which, in management's opinion, are adequate in view of the value of the property and the nature of its business.

Item 3.  Legal Proceedings

     The Company is not the subject of any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                          PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     The Company's Common Stock and warrants to purchase
Common Stock are listed on the Nasdaq National Market.  As of
March 13, 1998, there were 318 holders of record of the Company's
Common Stock.

     The high and low bid prices for the Common Stock by quarter for the past two years are as follows:

             Year Ended December 31, 1996
First Quarter........................ $6.75  $3.00

Second Quarter....................... $6.75  $4.88

Third Quarter........................ $6.50  $3.75

Fourth Quarter....................... $4.12  $2.75

             Year Ended December 31, 1997

First Quarter........................ $4.13  $2.75

Second Quarter....................... $4.38  $3.06

Third Quarter........................ $4.44  $3.44

Fourth Quarter....................... $4.25  $3.00

     The information concerning the high and low bid prices is based on reports the Company received from the Nasdaq National
Market.

     The Company has not paid dividends on its Common Stock to date. Management intends to reinvest earnings in the development of its business and does not anticipate paying Common
Stock dividends for the foreseeable future. The Board of Directors may reevaluate its policies with respect to the payment of Common
Stock dividends in the future.

     Payment of dividends on the Common Stock is subject to certain limitations under the Company's loan agreements with Metropolitan and U.S. Bank of California ("U.S. Bank"). In addition, the Senior Preferred Stock of the Company provides that semi-annual dividends payable on those shares must be paid in full or set aside for payment before any dividends are paid on the Common Stock.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     In reviewing the following management's discussion and analysis, the reader should refer to the historical financial statements of R.H. Phillips, Inc. The discussion of the results and trends does not necessarily imply that these results and trends will continue. For the following discussion, a "case" means a 9-liter case of wine. All numbers are approximate.

Forward-Looking Statements

     The Company provides in this report and elsewhere from time to time forward-looking statements regarding the Company, its products, the wine business, and general business and economic conditions. Examples of forward-looking statements include projections regarding future expansion, trends in the wine industry, sources of supply, costs of production, profit margins, and availability and sources of financing. The actual results of the Company may vary due to a variety of factors, including the following:

     Availability of Future Financing. The Company may continue to heavily depend upon its ability to raise additional debt or equity financing for its working capital and capital expansion needs. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside the control of the Company. These factors include, but are not limited to, interest rates, the availability of financing sources, and general economic conditions. If interest rates increase or other financing becomes unavailable or more costly to obtain, the Company may not be able to raise sufficient capital to supply its needs.

     Costs of Expansion. Management has based its assumptions concerning the costs of expansion on assumptions which it believes are reasonable. However, there can be no assurance that the Company's estimates will prove to be correct. If costs are higher than anticipated, the Company may be required to raise an even greater amount of financing or reduce the rate of facility expansion.

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

     Market Conditions. Assumptions as to the desirability of expansion are based to a great extent on management's beliefs concerning the current status of and trends within the wine industry. Market conditions in the wine industry have changed substantially from time to time. To the extent market conditions change substantially in the future, the rate at which the Company deems it advisable to expand its vineyard and winery facilities may be adjusted.

     Other Factors. A variety of other factors could affect the actual results of the Company. These include changes in economic conditions, unexpected adverse weather or growing conditions, reduction or increases in consumer demand, changes in governmental regulation concerning the production and sale of wine, and increased competition from foreign or domestic wine producers.

Seasonality

     The Company usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. In 1997, 32% of total sales occurred during this period. The Company's expenditures fluctuate throughout the year based on vineyard and winery activities.

Expenditures typically peak during the summer and early autumn, due to harvest and crush activities and expenditures to fund vineyard and winery expansions.


Costs of Production

     The Company experienced an increase in its cost of goods during 1997 due to adverse weather conditions during the 1996 growing season, which caused below average crop yields in 1996. Many other California vineyards suffered similar or greater reductions of their grape crops. The reduction in the Company's grape supply compelled the Company to increase its grape and bulk wine purchases to meet consumer demand for the Company's wines. At the same time, the market price of bulk wines and grapes had increased substantially due to below average California grape harvests in 1995 and 1996.

      The Company realized above average yields from its 1997 crop. The Company's vineyards produced 5,100 tons of grapes in 1997, compared with 2,400 tons in 1996. The increase was primarily due to above average yields per acre due to favorable growing conditions, and production from new vineyards. The increased 1997 grape tonnage reduced the cost per gallon of wine produced from Company vineyards.
Consequently, management believes that the Company's cost of goods will likely decline in 1998, and that the Company will have more wine available for sale. The Company has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes and further reduce its cost of goods. The Company anticipates that the full benefit of the vineyard expansion should continue to be realized over the next several years as the vines mature.

Results of Operations

Year Ended December 31, 1996

     Net Sales

     Net sales for the year ended December 31, 1996 were $16,928,000, an increase of 9% over net sales in the prior year. Excluding the sales of bulk wines and other items, net sales were $15,820,000 in 1996, an increase of 9% over 1995. The average selling price per case was $39.33 in 1996. The increase in the average selling price resulted primarily from price increases on the Company's Chardonnay and Cabernet Sauvignon. The Company sold 402,000 cases in 1996, substantially the same as 1995.

     Gross Profit

     Gross profit was $6,792,000 in 1996, an 18% increase over the previous year. Excluding the sales of bulk wines and other items, gross profit was $6,554,000 in 1996, a 21% increase over 1995. The higher gross profit in 1996 was primarily due to the price increases discussed above.

     Selling Expenses

     Selling expenses decreased $131,000 in 1996 as compared to the previous year. The decrease was primarily due to lower sales program expenses.

     General and Administrative Expenses

     General and administrative expenses increased $179,000 in 1996 as compared to the prior year. The increase was primarily due to an accounts receivable write off and reclass of certain salary expense.

     Interest Expense

     Interest expense for the year ended December 31, 1996 was $862,000, a 16% decrease from the prior year. The Company capitalized $599,000 of additional interest pertaining to vineyard and winery development in 1996. The increase in interest during 1996 was primarily due to increased levels of borrowing by the Company to finance vineyard and winery expansion in 1996. The interest is attributable to the Company's borrowings on its bank lines of credit and other debt obligations.

     Other Income (Expense)

     Other expense for the year ended December 31, 1996 was $152,000, compared to other income of $29,000 for the prior year. The large expense in 1996 was primarily due to a provision for impairment of vineyards believed to be susceptible to Phylloxera. An accelerated depreciation schedule had been based on management's original plan to remove and replace 30 acres per year. However, 148 acres were removed during 1995 and 1996.
The provision for impairment was recorded to reduce the book value of the remaining vineyards to their estimated economic value as of December 31, 1996.

     Net Income

     The Company recorded net income of $1,293,000 for the year ended December 31, 1996, a 72% increase over the previous year. The increase was primarily due to higher sales prices and lower product costs, which resulted in higher profit margins.

Year Ended December 31, 1997

     Net Sales

     Net sales in 1997 were $17,258,000, an increase of 2% over net sales of $16,928,000 during 1996. Excluding the sales of bulk wines and other items, net sales were $16,245,000 in 1997, an increase of 3% over sales of $15,820,000 in 1996. The average selling price per case increased from $39.33 in 1996 to $43.73 in 1997. The Company sold 371,000 cases in 1997, a decrease of 8% from 402,000 cases in 1996. The decrease was primarily due to adverse weather conditions during the 1996 growing season which reduced the availability of wine to sell in 1997.

     Gross profit

     Gross profit was $7,204,000 in 1997, a 6% increase over $6,792,000 in 1996. Excluding the sales of bulk wines and other items, gross profit was $6,999,000 in 1997, compared to $6,554,000 in 1996. Gross margins were 42% in 1997, compared to 40% in 1996. The cost per case increased during 1997, primarily due to higher prices of bulk wines and grapes purchased from outside parties and the below average harvest experienced by the Company in 1996. The Company implemented price increases during 1997 to compensate for higher prices of bulk wine and grapes. As a result, gross margins increased in 1997 despite higher costs.

     Selling Expenses

     Selling expenses were $3,359,000, or 19% of sales, in 1997, an increase from $3,054,000, or 18% of sales, in 1996. The
$305,000 increase is primarily due to increased labor costs.

     General and Administrative Expenses

     General and administrative expenses were $918,000, or 5% of sales, in 1997, an increase from $800,000, or 5% of sales, in 1996. The $118,000 increase is primarily due to increased labor costs.

     Interest Expense

     Interest expense in 1997 was $908,000, compared to $862,000 in 1996. The Company capitalized $624,000 of additional interest pertaining to vineyard and winery development during 1997, and $599,000 during 1996. The increase in total interest in 1997 is primarily due to borrowings to fund winery and vineyard expansions. The interest is attributable to the Company's borrowings on its bank lines of credit and other debt obligations.

     Other Income (Expense)

     Other income was $105,000 in 1997, compared to other expense of $152,000 in 1996. The expense in 1996 was primarily due to an adjustment to accelerated depreciation of phylloxerated vineyards. The income in 1997 was primarily from vineyard management fees.

     Net Income

     The Company generated net income of $1,334,000 in 1997, compared to $1,293,000 in 1996. The $41,000 increase was primarily due to higher gross profit, which was partially offset by increases in selling, general, and administrative expenses.

Liquidity and Capital Resources

     The Company has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. The Company has made substantial capital expenditures to expand its vineyards and winery facilities to obtain production efficiencies through vertical integration and increased product sales. The Company's cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, the Company has depended upon debt, equity, and lease financing for its working capital and capital expansion needs.

     The Company had cash totaling $109,000 on December
31, 1997, a decrease from $309,000 on December 31, 1996.
Sources of cash during 1997 included cash from operations of $685,000, proceeds from notes payable of $5,170,000, proceeds from long-term debt of $21,052,000, and proceeds from the sale of property and vineyards of $5,419,000. Cash used during 1997 included $6,910,000 invested in plant and equipment, $5,613,000 used to repay notes payable, and $18,985,000 used to repay long-term debt.

     Current assets increased by $1,677,000 during 1997, primarily due to an increase in inventories from $7,808,000 on December 31, 1996 to $9,928,000 on December 31, 1997. The
increase is primarily due to larger volumes of bulk wine. Current liabilities decreased by $1,306,000 during 1997, primarily due to a decrease in accounts payable from $2,178,000 on December 31, 1996 to $818,000 on December 31, 1997. The decrease was primarily due to the timing of accounts payable payments at year end. These factors caused net working capital to increase $2,983,000, from $7,016,000 on December 31, 1996 to
$9,999,000 on December 31, 1997.

     The Company has several long-term loans, the largest of which was obtained from Metropolitan Life Insurance Company ("Metropolitan"). The Company borrowed $7,500,000 from Metropolitan in January 1995. In December 1997, the Company refinanced that loan at a lower interest rate and borrowed additional funds from Metropolitan, making the total principal amount of the loan $11,000,000. The unpaid principal under the loan accrues interest at an annual rate of 7.79%. The Company is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time the Company will be required to make a balloon payment of $200,000.

     The Company has a line of credit of $6,000,000 with U.S.
Bank of California ("U.S. Bank") to finance its working capital requirements. The line of credit is secured by accounts receivable and inventory, and matures in April 1999. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 200 basis points, at the Company's option. The balance on the line at December 31, 1997 was $3,233,000.
     In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance Company ("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. The Company received proceeds from the sale of $4,209,000 in May
1997 and $1,175,000 in June 1997. The lease provides that the Company will pay rent of $161,000 per calendar quarter beginning in 1999. The lease is accounted for as an operating lease.

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

     The Company expanded its winery in 1997 by enlarging its case goods warehouse, increasing stainless steel tank storage and fermentation capacity, and purchasing support equipment.
The winery expansion cost $2,381,000. During 1998 the Company plans to add a tasting room at an estimated cost of $600,000, and to invest an estimated $3,200,000 in tanks, barrels, presses and other equipment. Additional winery expansion projects are anticipated for the future to handle the increased production from the Company's recently planted vineyards. The Company planted 347 acres of new vineyard in 1997, which included 115 acres of vineyard sold to and leased back from Hancock. The 1997 vineyard expansion, including acres previously planted but not yet fully productive and excluding acreage sold to Hancock, cost $2,974,000. The Company plans to invest an estimated $1,800,000 to continue the development of recently planted vineyards during 1998. The Company financed
1997 capital projects primarily with the proceeds from the Hancock sale. The Company plans to fund 1998 capital projects with internally generated funds and additional debt.

     Phylloxera infestation may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death. Of the Company's 1,549 acres of vineyard, 187 acres have root stock which is susceptible to Phylloxera. Management estimates these vineyards will be commercially productive for ten years (until 2004), as compared with twenty-five years generally estimated for vineyards without Phylloxera. The reduction in vineyard useful life causes an increase in depreciation and maintenance expense. The increased expenses are added to the cost of grapes harvested, thus increasing cost of sales. The Company is in the process of replacing the majority of Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera.

Item 7.  Financial Statements

     The audited financial statements of the Company are set forth in this report beginning at page F-1.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None

                          PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

     Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act is presented in the Company's Annual Proxy for Security Holders for fiscal year ended December 31, 1997, and is incorporated by reference herein.

Item 10.  Executive Compensation

     Executive Compensation is presented in the Company's
Annual Proxy for Security Holders for fiscal year ended December
31, 1997, and is incorporated by reference herein.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     Security Ownership of Certain Beneficial Owners and
Management is presented in the Company's Annual Proxy for Security Holders for fiscal year ended December 31, 1997, and is incorporated by reference herein.

Item 12.  Certain Relationships and Related Transactions

     Certain Relationships and Related Transactions is presented in the Company's Annual Proxy for Security Holders for fiscal year ended December 31, 1997, and is incorporated by reference herein.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Audited Financial Statements of the Company are attached to this annual report beginning on page F-1. Other exhibits attached to this annual report are as follow:

(a)  Exhibits

Exhibit
No.
Description


3.1 (A)      Articles of Incorporation

3.2 (B)      Bylaws

4.1 (B)      Form of Common Stock Certificate

4.2 (B)      Form of Publicly Traded Warrant

10.1         Loan Agreement between the Company and
             Metropolitan Life Insurance Company and
             Related Agreements, dated December 22, 1997

10.2 (F)     Loan Agreement between the Company and U.S. Bank and Related
             Agreements, dated April 1, 1997.

10.3 (A) Loan Agreement between the Company and Heller Financial and Related Documents, dated October 20, 1995

10.4 (B)    Promissory Note, dated December 31, 1993, by RHP
            Vineyards, Inc., payable to R.H. Phillips Partners

10.5 (C)    R.H. Phillips, Inc. 1995 Stock Option Plan and
            Forms of Incentive Stock Option and
            Nonstatutory Stock Option Agreements

10.6 (B)    Securities Purchase Agreement between the
            Company and John Hancock Mutual Life
            Insurance Company, dated March 27, 1996

10.7 (B) Form of Common Stock Purchase Warrant issued to John Hancock Mutual Life Insurance
            Company, dated March 27, 1996

10.8 (G)    Common Stock Purchase Warrant, dated July 30,
            1996, issued to Van Kasper & Company

10.9 (D) Underwriting Agreement, dated July 30, 1996, between the Company and Van Kasper & Company

10.10 (B)   Common Stock Purchase Warrant issued to
            Capitol Bay Securities, dated March 31, 1995.

10.11 (E)   Description of Compensation Arrangements with
            Victor Motto, director of the Company

10.12 (G)   Loan agreement between the Company and U.S.
            Bancorp and Related  Agreements, dated
            December 31, 1996

10.13 (H)   Real Estate Purchase Contract, Agricultural
            Sublease and Related Agreements between the
            Company and Farmland Management Services,
            dated January 24, 1997

10.14 (H)   Amendment to the Real Estate Purchase
            Contract, Agricultural Sublease and Related
            Agreements between the Company and Farmland
            Management Services, dated January 24, 1997

10.15 Employment Agreement between the Company and John Giguiere, dated March 3, 1998

            10.16 Employment Agreement between the Company and Karl Giguiere, dated March 3, 1998

23.1        Consent of KPMG Peat Marwick LLP, Certified
            Public Accountants

27.1        Financial Data Schedule

(A) Filed as an exhibit to the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(B) Filed as an exhibit to the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1994 and incorporated by reference herein.

(C) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the nine month period ended September 30, 1995 and incorporated by reference herein.

(D) Filed as an exhibit to the Company's Registration Statement on Form SB-2, dated June 5, 1996, and incorporated by reference herein.

(E) Filed as an exhibit to the Company's Registration Statement on Form SB-2, Amendment No. 2, dated July 16, 1996, and incorporated by reference herein.

(F) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1997 and incorporated by reference herein.

(G) Filed as an exhibit to the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1996 and incorporated by reference herein.

(H) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the six month period ended June 30, 1997 and incorporated by reference herein.

     (b) Current Reports on Form 8-K.

              None.

                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.H. PHILLIPS, INC.

By:   //s//John E. Giguiere
      ______________________________
     John E. Giguiere, Co-President and
      Co-Chief Executive Officer

     Power of Attorney

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below appoints John E. Giguiere and Michael J. Motroni, substitution, for them in any and all capacities, to sign any amendments to other documents in connection therewith, with the Securities and Exchange
Commission, hereby ratifying and conferring all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                  Title            Date
      ____________                _____            ____
//s//John E. Giguiere      John E. Giguiere      3/25/98
_____________________      Co-President, Co-     _______
                           Chief Executive
                           Officer, Director
                           (Principal Executive
                           Officer)
/s//Karl E. Giguiere
___________________        Karl E. Giguiere      3/24/98
                           Co-President, Co-     _______
                           Chief Executive
                           Officer, Director
                           (Principal Executive
                           Officer)

//s//Michael J. Motroni    Michael J. Motroni    3/24/98
_______________________    Vice President,       _______
                           Finance (Principal
                           Financial Officer)

//s//Richard A. Pierce     Richard A. Pierce      3/24/98
_______________________    Controller (Principal  _______
                           Accounting Officer)

//s//Lane C. Giguiere      Lane C. Giguiere       3/24/98
______________________     Vice-President         _______
                           Operations,
                           Secretary, Director

//s//R. Ken Coit           R. Ken Coit, Director  3/27/98
______________________                            _______

//s//Victor L. Motto       Victor L. Motto,       3/27/98
______________________     Director               _______


           R.H. PHILLIPS, INC.


      INDEX TO FINANCIAL STATEMENTS


Page

INDEPENDENT AUDITORS' REPORT                          F1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND
   FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997:
    Balance Sheet                                     F2
    Statements of Operations                          F3
    Statements of Shareholders' Equity                F4
    Statements of Cash Flows                          F5
    Notes to Financial Statements                     F6-F15

       Independent Auditors' Report



The Board of Directors
R.H. Phillips, Inc.:


We have audited the accompanying balance sheet of R.H.
Phillips, Inc. as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.H. Phillips, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.

//s//KPMG Peat Marwick LLP



Sacramento, California
March 13, 1997

           R.H. PHILLIPS, INC.

              BALANCE SHEET
            DECEMBER 31, 1997
 (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                         ASSETS
CURRENT ASSETS:
   Cash                                          $      109
   Accounts receivable                                2,513
   Inventories                                        9,928
   Deferred income taxes and prepaid expenses           846
                                                 __________
       Total current assets                          13,396

PROPERTY, PLANT, AND EQUIPMENT - net                 28,870

OTHER ASSETS:
   Notes receivable from shareholders and
    other affiliates                                    224
   Deferred loan fees and other, net                    474
       Total other assets                               698
                                                 __________
TOTAL ASSETS                                         42,964
                                                 ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt            $  1,258
   Notes payable                                        396
   Accounts payable                                     818
   Accrued liabilities                                  925
                                                 __________
      Total current liabilities                       3,397

LONG-TERM DEBT                                       16,369
DEFERRED INCOME TAXES                                 1,410
DEFERRED GAIN AND VINEYARD DEVELOPMENT COSTS            892
COMMITMENTS AND CONTINGENCIES                            -
REDEEMABLE PREFERRED STOCK, redeemable at $5,000,000  4,511
SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par value,
      4,500,000 shares authorized, none
      issued and outstanding                             --
  Common stock, no par value, 12,500,000 shares
      authorized, 6,433,182 shares issued
      and outstanding                                14,041
   Additional paid-in capital                           337
   Retained earnings                                  2,007
                                                 __________
      Total shareholders' equity                     16,385
                                                 __________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $42,964
                                                 ==========

See accompanying notes to financial statements.

                  R.H. PHILLIPS, INC.

               STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31, 1996 AND 1997
        (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     1996                 1997
NET SALES                           $16,928              $17,258

COST OF SALES                        10,136               10,054
                                    _______              _______
GROSS PROFIT                          6,792                7,204

SELLING EXPENSES                      3,054                3,359

GENERAL AND  ADMINISTRATIVE             800                  918
  EXPENSES                          _______              _______
OPERATING INCOME                      2,938                2,927

INTEREST EXPENSE                       (862)                (908)

OTHER INCOME (EXPENSE) - NET           (152)                 105
                                    _______              _______
INCOME BEFORE INCOME TAXES            1,924                2,124

PROVISION FOR INCOME TAXES             (631)                (790)
                                    _______              _______
NET INCOME                          $ 1,293              $ 1,334
                                    =======              =======

NET INCOME                          $ 1,293              $ 1,334

DIVIDENDS AND ACCRETION ON
  REDEEMABLE PREFERRED STOCK           (250)                (337)

NET INCOME APPLICABLE TO            $ 1,043              $   997
     COMMON STOCK

NET INCOME  PER SHARE -
   BASIC AND DILUTED              $     .20              $   .16

COMMON AND COMMON
   EQUIVALENT SHARES
   OUTSTANDING                    5,346,167             6,370,001




See accompanying notes to financial statements.

                  R.H. PHILLIPS, INC.

          STATEMENTS OF SHAREHOLDERS' EQUITY
         YEARS ENDED DECEMBER 31, 1996 AND 1997
                     (IN THOUSANDS)




                                      Non-      Common   Additional  Retained  Total
                                  redeemable     Stock     Paid-in   Earnings
                                  Preferred                Capital
                                    Stock
SHAREHOLDERS' EQUITY
JANUARY 1, 1996                 $       --     $  7,623    $     --   $   417   $ 8,040

WARRANTS ASSOCIATED WITH
REDEEMABLE PREFERRED STOCK              --           --         337        --       337

ACCRETION OF REDEEMABLE
PREFERRED STOCK                         --           --          --       (25)      (25)

ISSUANCE OF COMMON STOCK
                                        --        4,550          --        --     4,550
DIVIDEND ON REDEEMABLE
PREFERRED STOCK                         --           --          --      (225)     (225)

ISSUANCE OF STOCK DIVIDEND              --          150          --      (150)       --

NET INCOME YEAR ENDED
DECEMBER 31, 1996                       --           --          --     1,293     1,293
                                __________     ________    ________   _______   _______
SHAREHOLDERS' EQUITY
DECEMBER 31, 1996                       --       12,323         337     1,310    13,970

ACCRETION OF REDEEMABLE
PREFERRED STOCK                         --           --          --       (37)      (37)

ISSUANCE OF COMMON STOCK                --        1,418          --        --     1,418

DIVIDEND ON REDEEMABLE
PREFERRED STOCK                         --           --          --      (300)     (300)

ISSUANCE OF STOCK DIVIDEND              --          300          --      (300)       --

NET INCOME YEAR ENDED
DECEMBER 31, 1997                       --           --          --     1,334     1,334
                                __________     ________    ________   _______   _______
SHAREHOLDERS' EQUITY
DECEMBER 31, 1997               $      --      $ 14,041    $    337   $ 2,007   $16,385
                                ==========     ========    ========   =======   =======


See accompanying notes to financial statements.

                  R.H. PHILLIPS, INC.

               STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31, 1996 AND 1997
                     (IN THOUSANDS)


                                                           1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  1,293      $  1,334
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Deferred income taxes                                   126           355
      Depreciation and amortization                         1,590         1,829
      Loss on disposal of property, plant and equipment       231            55
      Net changes in assets and liabilities:
         Accounts receivable                                  (65)          618
         Inventories                                       (1,013)       (1,722)
         Prepaid expenses                                      76          (254)
         Other assets                                         (85)          (83)
         Accounts payable and accrued liabilities             758        (1,447)
                                                         ________      ________
            Net cash provided by operating activities       2,911           685

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment             (12,400)       (6,910)
    Proceeds from property, plant and equipment sold           49         5,419
                                                         ________      ________
           Net cash used in investing activities         (12,351)        (1,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of (cost of issuing) redeemable
      preferred stock                                      4,798            (13)
    Issuance of common stock                               4,550             23
    Payment of cash dividend                                (150)          (300)
    Proceeds from long-term debt and notes payable        18,938         26,222
    Principal payments on long-term debt
      and notes payable                                  (18,662)       (24,598)
    Payment for development of leased vineyards
      and related fees                                        --           (637)
    Other financing activities                               (43)           (91)
                                                         _______       ________
           Net cash provided by financing activities       9,431            606

DECREASE IN CASH                                              (9)          (200)
CASH AT BEGINNING OF PERIOD                                  318            309
                                                         _______       ________
CASH AT END OF PERIOD                                    $   309       $    109
                                                         =======       ========
OTHER CASH FLOW INFORMATION:
    Interest paid (including capitalized interest of
    $599 and $624 in 1996 and 1997, respectively)        $ 1,225       $  1,438
    Income tax paid                                      $   453       $    649
NONCASH TRANSACTIONS:
    Issuance of notes payable to finance inventory,
      property, plant and equipment purchased            $   555       $    552
    Issuance of stock dividend                           $   150       $    300
    Accretion of redeemable preferred stock              $    25       $     37
    Accrual of cash dividend                             $    75       $     --
    Conversion of subordinated debt to common stock
      (net of issuance costs of $105)                    $    --       $  1,395

See accompanying notes to financial statements.

           R.H. PHILLIPS, INC.

            NOTES TO FINANCIAL
                STATEMENTS
            DECEMBER 31, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Organization - R.H. Phillips, Inc. (the "Company"), a California corporation formed in February 1994, produces, markets, and sells premium quality California table wines. The Company also farms vineyards which supply a portion of its annual grape requirements. The Company sells most of its products to distributors for resale to restaurants, food service, wine shops, independent liquor stores and, to a lesser degree, grocery stores.

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes the cost of grown and purchased grapes and wines, production costs, and packaging materials. Wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories are aged for periods longer than one year. Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the grapes are harvested.

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Vineyard lives range from 10 to 25 years, buildings and improvements lives range from 12 to 45 years, and equipment lives range from 5 to 30 years. Major property additions and betterments are capitalized, and maintenance and repairs are expensed as incurred. The cost of property sold or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of sale and any resulting gain or loss is included in operations.

Costs of planting new vines and ongoing cultivation costs for vines not yet bearing, including interest, are capitalized. Depreciation commences in the first year the vineyard yields a commercial crop, generally in the third year after development began.

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Deferred Loan Fees and Other consists primarily of deferred loan fees, and are amortized using the straight-line method over the term of the loan, or over lives ranging from 2 to 5 years. Accumulated amortization was $289,700 at December 31, 1997.

Estimates and Certain Risks - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's three largest distributors accounted for 12%, 11% and 7% of sales in 1997 and 13%, 11% and 10% in 1996.
Accounts receivable from these distributors on December 31, 1997 was $987,000.

The Company employs five sales representatives who work with certain distributors to sell the Company's products. In addition, the Company uses independent wine brokers. The Company's largest sales volume is attributable to a broker, whose organization generated $7,793,000, or 45% of total sales in 1997 and $7,722,000, or 46% of sales, in 1996.

Income taxes - The Company accounts for income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the tax basis of assets and liabilities and their related financial statement amounts using current income tax rates.

Net income per share - Net income per share is calculated based on the weighted average number of common shares and dilutive potential common shares outstanding, including 50,578 shares from the stock dividend paid on March 16, 1998 related to the Preferred Stock. The Company's warrants to purchase Common
Stock and employee stock options, aggregating 2,814,406 at December 31, 1996 and 2,469,667 at December 31, 1997, were anti-dilutive and therefore had no effect on net income per share.


Recent Pronouncements - The Company adopted the provisions of Statement of Financial Accounting Standards No. 128,
"Earnings Per Share" ("SFAS 128") as of January 1, 1997. This statement requires a change in the method used to compute earnings per share and the restatement of all prior periods. The adoption of SFAS 128 did not have a material effect on the Company.

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") as of
December 31, 1997. This statement lists required disclosures about capital structure that had been included in a number of previously existing, separate statements and opinions. Adoption of SFAS 129 did not have a material effect on the Company's financial statements.

Prospective Accounting Developments - In June 1997, the
Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" ("SFAS 130") and Statement of
Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS
131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in annual financial statements. SFAS 131 establishes reporting standards for operating segments in the annual financial statements of public entities, and requires those entities to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both of these Statements are effective for periods beginning after December 15, 1997. Management believes that the adoption of these Statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

Reclassification - Certain 1996 amounts have been reclassified for comparative purposes to conform to present year presentation.

2. INVENTORIES

Inventories consist of the following at December 31, 1997:
                                                  (In thousands)

                 Bulk wine                              $ 7,632
                 Bottled wine                             1,083
                 Bottling supplies and other                464
                 Deferred crop costs                        749
                                                        _______
                 Total                                  $ 9,928
                                                        =======

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1997:

                                                     (In thousands)
                 Land                                  $  2,619
                 Vineyard improvements                    6,526
                 Buildings                                5,176
                 Machinery and equipment                 13,727
                 Vehicles and office fixtures               920
                                                       ________
                 Total                                   28,968

                 Less accumulated depreciation            6,043
                                                       ________
                 Total                                   22,925

                 Construction in progress                 5,945
                                                       ________
                 Property, plant, and equipment - net  $ 28,870
                                                       ========

Total depreciation expense during the years ended
December 31, 1996 and 1997 was approximately
$1,383,000 and $1,693,000, respectively.

Plant and equipment under capital leases as of December
31, 1997 is as follows:

                                                     (In thousands)
                 Machinery and equipment             $      886
                 Less accumulated depreciation              391
                                                     __________
                 Net                                 $      495
                                                     ==========

Depreciation expense for machinery and equipment under capital leases was approximately $118,000 and $100,000 for the years ended December 31, 1996 and 1997, respectively.

4. NOTES RECEIVABLE FROM SHAREHOLDERS
AND OTHER AFFILIATES

Notes receivable from shareholders and other affiliates consist of the following as of December 31, 1997:
                                                (In thousands)
    Note receivable from RHP Vineyards, Inc.        $ 155
    Notes receivable from employee and affiliate       69
                                                    _____
      Total                                         $ 224
                                                    =====

The notes receivable bear interest at 7%, are unsecured, and mature July 30, 2000. RHP Vineyards, Inc. is a major shareholder of the Company. Interest receivable pertaining to the notes receivable was approximately $49,000 at December 31, 1997.

5. NOTES PAYABLE

Notes payable at December 31, 1997 consists of a note payable to a grower in the amount of $396,000. The note bears interest at an annual rate of 9.5% and is unsecured.
All outstanding principal and interest were paid in January
1998.

6. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997:

                                                             (In thousands)
    Note payable to insurance company, interest at 7.79%,           $11,000
     principal and interest payable monthly through January 2013, secured by various assets of the Company
  Note payable to bank, interest at prime or IBOR plus 200            3,233
     basis points, principal due April 1999, interest payable
     monthly, collateralized by accounts receivable
     and inventory (1)
  Note payable to bank, interest at one month LIBOR plus 330 basis    1,589
     points, principal and interest due in 42 monthly payments of
     $19,911 followed by 42 monthly payments of $29,867,
     balance due December 2003, secured by certain equipment
  Note payable to finance company, interest at 7.95%, principal         878
     and interest payable in sixty monthly payments of $18,027, balance due December 2002, secured by certain equipment
  Note payable to finance company, payable in sixty monthly             360
     installments of $10,744 plus interest at one month LIBOR
     plus 332 basis points, due November 2000, secured by
     certain equipment
  Notes payable to shareholder and employee, interest at 7%,             49
     due June 1999
  Capital lease obligations                                             441
  Other                                                                  77
                                                                    _______
  Total                                                              17,627
  Less current maturities                                             1,258
                                                                    _______
  Long-term portion                                                 $16,369
                                                                    =======

(1) Maximum amount that can be borrowed on the note is $6,000,000. The amount outstanding as of December 31, 1997 consists of $2,552,000 borrowed against the line and $681,000 in outstanding checks. $2,767,000 was available at December 31, 1997.

Principal payments required on long-term debt (other than capital leases) for each of the next five years ending
December 31, are as follows:


                                                    (In thousands)
                   1998                                $  1,088
                   1999                                   4,367
                   2000                                   1,194
                   2001                                   1,187
                   2002                                   1,215
                   Thereafter                             8,135
                                                        _______
                   Total                                $17,186
                                                        =======

The Company leases certain winery and other equipment under noncancellable capital leases. Future minimum lease payments under these leases for each of the next five years ending December 31 are as follows:


                                                     (In thousands)
                   1998                                 $    211
                   1999                                      224
                   2000                                       33
                   2001                                       26
                   2002                                       16
                                                        ________
                   Total                                     510
                   Less amounts representing interest         69
                                                        ________
                   Net minimum lease payments           $    441
                                                        ========

7. INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

                                                 (In thousands)

                                                1996      1997
                 Current:
                  Federal                       $ 490    $ 439
                   State                           15       (4)
                                                _____    _____
                     Total current provision      505      435

                Deferred:
                   Federal                        155      259
                   State                          (29)      96
                                                _____    _____
                     Total deferred provision     126      355
                                                _____    _____
                                                $ 631    $ 790
                                                =====    =====

Deferred income taxes included in the balance sheet at December 31, 1997 are as follows:

                                                     (In thousands)
      Current deferred tax assets:
          Nondeductible reserves and difference between
              book and tax basis of inventory             $ 379
          State manufacturer's investment credit            124
      Noncurrent deferred tax assets:
          Difference between book and tax basis of
          intangible assets                                 220
          Other                                               2
                                                          _____
          Total deferred tax asset                          725

     Noncurrent deferred tax liability:
         Difference between book and tax basis
            of property, plant and equipment              1,632
                                                         ______
     Net deferred tax liability                          $  907
                                                         ======

Management believes that it is more likely than not that all the deferred tax assets as of December 31, 1997 will be realized and, therefore, no allowance for deferred tax assets was made as of December 31, 1996 or December 31, 1997.

The provision for income taxes is at an effective rate different from the statutory tax rate of 34% when applied to the pre-tax income of $1,924,000 and $2,124,000 for the years ended December 31, 1996 and 1997, respectively, as a result of the following:

                                                  1996                1997
Expected U.S. Federal income tax                34%                   34%
State franchise tax, net of federal benefit      6%                    6%
Permanent difference in basis of assets          1%                    1%
State manufacturer's investment credit          (7%)                  (6%)
Other                                           (1%)                   2%
                                                ___                   ___
    Total                                       33%                   37%
                                                ===                   ===

The Company utilized $138,000 of the state manufacturer's investment credit in 1996 and $119,000 in 1997. The remaining carry forward of $124,000 is due to expire in 2007.

8.  DEFERRED GAIN AND VINEYARD
DEVELOPMENT COSTS

In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock Mutual Life
Insurance Company ("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. The Company received proceeds from the sale of $5,384,000. The lease provides that the Company will pay rent of $161,000 per calendar quarter beginning in 1999. At June 30, 1997, the Company held an option to repurchase the land and vineyard at the end of the lease term. The lease was accounted for as a long-term capital lease.

On September 30, 1997, the Company renegotiated the lease agreement with Hancock whereby the option to repurchase the land and vineyard at the end of the lease was given up by the Company in exchange for a right of first refusal. The lease is therefore accounted for as an operating lease.

The Company recognized deferred gain and vineyard development costs of $1,529,000 at the time of closing, which consists of the difference between the actual costs of the property sold and the funds received by the Company.
The Sale and Leaseback agreement with Hancock requires that the Company complete the vineyards that are still under development. The Company expended $637,000 between the date of closing and December 31, 1997 on the development of the vineyards and related expenses, decreasing the deferral to $892,000 at December 31, 1997. Management estimates that the remaining costs to complete the development will be $479,000. This amount will reduce the deferral as incurred. The remainder, estimated to be $413,000, will be amortized to income over the life of the lease.

9. COMMITMENTS AND CONTINGENCIES

As of December 31, 1997, the Company believes that up to 187 acres of vineyard may be susceptible to Phylloxera.
Based on tests performed, management believes that portions of these 187 acres show physical symptoms of decline. The Company is using a variety of methods to combat Phylloxera infestation. Although this acreage will ultimately require replacement, management estimates that these vineyards will remain commercially productive for six more years. The Company has reduced the depreciable life of these vineyards to reflect the expected remaining commercial productivity.

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company's financial position, results of operation, or liquidity.

10. REDEEMABLE PREFERRED STOCK

In March 1996, the Company completed a private placement sale of 500,000 shares of Senior Preferred Redeemable Stock ("Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock.
500,000 shares of Preferred Stock are issued and outstanding as of December 31, 1997. The net proceeds the Company derived from the sale of the Preferred Stock and the warrants, after offering expenses, totaled $4,785,000. The Preferred Stock bears a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend will be paid in cash and 50% of the dividend will be paid in shares of Common Stock at a price equal to the lower of the average daily market price over a period of 20 consecutive trading days before the dividend payment date or $4.00 per share. Thereafter, the dividend will be payable in cash. The Company will be required to redeem one-third of the Preferred Stock eight years after issuance and one-third of the Preferred Stock in each of the succeeding years at a price of $10.00 per share. The carrying value of the Preferred Stock was originally $4,449,000, net of offering expenses and the estimated value of the warrants. The carrying value was $4,511,000 at December 31, 1997, and the Preferred Stock is redeemable at $5,000,000. The difference between the carrying value and the redemption value is being accreted over the life of the Preferred Stock using the interest method.

11.  SHAREHOLDERS' EQUITY

In connection with its initial public offering of Common
Stock in March 1995, the Company issued  493,563
warrants to purchase one share of Common Stock at a price of $3.875. The warrants are currently exercisable and expire October 1, 1998. The Board of Directors may lengthen the exercise period for the warrants at any time.
The Company may repurchase, or "call", the warrants upon 30 days notice at a price of $0.25 per warrant while the warrants are exercisable if the closing bid price per share of Common Stock exceeds $4.50 per share for five consecutive trading days.

The Company completed a second public offering of Common Stock in July 1996. The Company issued
1,270,000 shares of Common Stock in connection with the offering at a price of $4.375 per share. The net proceeds from the offering, after payment of underwriting discounts and offering expenses, totaled approximately $4,484,000.

In April 1997, the Company converted subordinated promissory notes in the aggregate amount of $1,500,000 into 387,077 shares of Common Stock. The notes became automatically convertible into Common Stock at a price of $3.875 when the average of the closing bid and ask price for the Common Stock exceeded $3.50 for five consecutive trading days subsequent to December 6, 1996. All outstanding interest and fractional shares were paid in cash at the same time. In connection with the conversion, the Company charged the remaining deferred issuance costs of $105,000 resulting in a net value of $1,395,000 being recorded in the Statement of Shareholders' Equity.

As of December 31, 1997, warrants to purchase 19,065 shares of Common Stock had been exercised, with net proceeds to the Company of approximately $74,000. The
Company has issued 119,969 shares of Common Stock to the holder of its Redeemable Preferred Stock as stock dividends.

In addition to the warrants issued in connection with the Company's initial public offering, warrants have been issued to the underwriters of both public offerings and to the holder of its Redeemable Preferred Stock. The
Company issued warrants to purchase 98,713 shares of Common Stock to the underwriter of the initial public offering. These warrants are exercisable at $5.57 per share. The Company issued warrants to purchase 122,000 shares of Common Stock at a price of $5.25 to the underwriter of its secondary public offering. The holder of the Company's Redeemable Preferred Stock received warrants to purchase 1,381,321 shares of Common Stock at a price of $3.90. All underwriter warrants and warrants held by the holder of the Company's Redeemable
Preferred Stock
are currently exercisable. The total number of warrants outstanding as of December 31, 1997 was 2,076,532.

Payment of dividends on the Common Stock is subject to certain limitations under the Company's loan agreements
 . In addition, the Senior Preferred Stock of the Company provides that semi-annual dividends payable on those shares must be paid in full or set aside for payment before any dividends are paid on the Common Stock.

12. STOCK COMPENSATION PLANS AND
WARRANTS

At December 31, 1997, the Company had three stock-based compensation plans, which are described below.
The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and underwriter warrant plans. Had compensation cost for the Company's three stock-based compensation plans been recognized consistent with FASB
Statement No. 123, the Company's net income and earnings per share would have the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                        1996           1997
         Net income (in thousands):
                    As reported         $1,293         $1,334
                    Pro forma            1,233          1,243

                  Earnings per share:
                    As reported        $  0.20        $  0.16
                    Pro forma             0.18           0.14

Fixed Stock Option Plan - Under the 1995 Employee Stock
Option Plan, the Company may grant options to its employees for up to 815,000 shares of Common Stock. The exercise price of each option is no less than the market price of the Company's stock on the date of the grant and an option's maximum term is ten years. Options generally vest ratably over the four years following the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the year ended
December 31, 1997 assumed a dividend yield of 0%, an expected volatility of 37%, a risk free interest rate of 5.71% and an expected term of six years. All assumptions in the Black-Scholes option pricing model were based on weighted averages.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's fixed option plan as of December 31, 1996 and 1997 and changes during the years ended on those dates is presented below:

                                         1996                 1997
                                               Average             Average
                                              Exercise            Exercise
                                   Shares       Price   Shares     Price

Outstanding at beginning of year    449,460  $    3.90  427,668  $    3.90
Granted                                  --         --  196,548       4.14
Exercised                                --         --   (4,086)      3.75
Forfeited                           (21,792)      3.75  (58,566)      3.75
                                    _______  _________  _______  _________
Outstanding at end of year          427,668  $    3.90  561,564  $    4.01
                                    =======  =========  =======  =========
Options exercisable at year end     106,917  $    3.90  202,509  $    3.96
                                    =======  =========  =======  =========
Weighted average fair value of
   Options granted during year               $      --           $    1.26
                                             =========           =========

The following summarizes information about fixed options outstanding at December 31, 1997:

        Range of exercise prices                           $3.25 to $4.25
        Number outstanding at December 31, 1997                   561,564
        Options outstanding:
           Weighted average remaining contractual life          8.2 years
           Weighted average exercise price                          $4.01
        Options exercisable:
           Number exercisable at December 31, 1997                202,509
           Weighted average exercise price                          $3.96

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

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model. No warrants were granted during the year ended December 31, 1997. The fair value of warrants granted during the year ended December 31, 1996 assumed a dividend yield of 0%, an expected volatility of 15%, a risk free interest rate of 6% and an expected term of five years. All assumptions in the Black-Scholes option pricing model were based on weighted averages.

A summary of the status of the Company's underwriter warrant plans as of December 31, 1996 and 1997 and changes during the years ended on those dates is presented below:

                                        1996                1997
                                               Average             Average
                                              Exercise            Exercise
                                   Shares       Price   Shares     Price
Outstanding at beginning of year    98,713   $    5.57  220,713  $    5.39
Granted                            122,000        5.25       --         --
Exercised                               --          --       --         --
Forfeited                               --          --       --         --
                                   _______   _________  _______  _________
Outstanding at end of year         220,713   $    5.39  220,713  $    5.39
                                   =======   =========  =======  =========

Warrants exercisable at year end    98,713   $    5.57  220,713  $    5.39
                                   =======   =========  =======  =========
Weighted average fair value of
   Warrants granted during year              $    0.69           $      --
                                             =========           =========

The following summarizes information about underwriter warrants outstanding at December 31, 1997:

Range of exercise prices                                        $5.25 to $5.57
Number of warrants outstanding at December 31, 1997             220,713
Warrants outstanding:
   Weighted average remaining on contractual life               2.9 years
   Weighted average exercise price                              $5.39
Warrants exercisable:
   Number of warrants exercisable at December 31, 1997          220,713
   Weighted average exercise price                              $5.39

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments. The carrying amounts of cash, notes receivable from shareholders, accrued liabilities and notes payable approximate fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, and is approximately the same as the carrying value.