Form 10QSB
period 1998-03-31
PHILLIPS R H INC
filed 1998-05-14
CIK 925712

                      U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     Form 10-QSB
(Mark One)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
          [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to________

                         Commission File No.: 0-26276


                             R.H. PHILLIPS, INC.
                         ---------------------------
             (Exact name of small business issuer in its charter)


         California                                     68-0313739
 ---------------------------------------------------------------------
State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)

             26836 County Road 12A, Esparto, California  95627
--------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (530) 662-3215
---------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
       ----        ----
Number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1998: 6,483,760

Transitional Small Business Disclosure Format:    Yes        No   X

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 15.

                                     R.H. PHILLIPS, INC.

                                               INDEX


   Part I.   Financial Information (unaudited)

          Item 1.   Condensed Financial Statements ......................3

                 Balance Sheet ..........................................4

                 Statements of Operations ...............................5

                 Statements of Cash Flows ...............................6

                 Notes to Condensed Financial Statements.................7

           Item 2.   Management's Discussion and Analysis of

                 Financial Condition and Results of Operations..........8

        Part II.  Other Information

                 Item 6.   Exhibits and Reports on Form 8-K............13


Signatures ............................................................14

                              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                R.H. PHILLIPS, INC.
                                   BALANCE SHEET
                                  MARCH 31, 1998
         (IN THOUSANDS, EXCEPT SHARE INFORMATION AND REDEMPTION PROVISION)
                                     (UNAUDITED)

                                             ASSETS
CURRENT ASSETS:
   Cash                                                                     $    137
   Accounts receivable                                                         2,448
   Inventories                                                                10,688
   Deferred income taxes and prepaid expenses                                    743
                                                                           ---------
        Total current assets                                                  14,016

PROPERTY, PLANT, AND EQUIPMENT - net                                          29,428

OTHER ASSETS:
   Note receivable from shareholders and other affiliates                        228
   Deferred loan fees and other, net                                             482
                                                                           ---------
        Total other assets                                                       710
                                                                           ---------
TOTAL ASSETS                                                                 $44,154
                                                                           =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                    $   1,332
   Accounts payable                                                              595
   Accrued liabilities                                                         1,083
                                                                           ---------
      Total current liabilities                                                3,010

LONG-TERM DEBT                                                                17,832
DEFERRED INCOME TAXES                                                          1,410
DEFERRED GAIN AND VINEYARD
    DEVELOPMENT COSTS                                                            795
COMMITMENTS AND CONTINGENCIES                                                     --

REDEEMABLE PREFERRED STOCK,
    redeemable at $5,000,000                                                   4,521

SHAREHOLDERS' EQUITY:
   Non-redeemable preferred stock, no par value,
      4,500,000 shares authorized, none issued and outstanding                    --
   Common stock, no par value, 12,500,000 shares
      authorized, 6,483,760 shares issued and outstanding                     14,191
   Additional paid-in capital                                                    337
   Retained earnings                                                           2,058
                                                                           ---------
      Total shareholders' equity                                              16,586
                                                                           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $44,154
                                                                           =========

[FN]
See accompanying notes to financial statements

                                        R.H. PHILLIPS, INC.
                                     STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                           (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                            (UNAUDITED)
                                                   1997               1998
NET SALES                                       $   3,486          $   3,988

COST OF SALES                                       2,112              2,000
                                                 --------           --------
GROSS PROFIT                                        1,374              1,988

SELLING EXPENSES                                      728              1,018

GENERAL AND ADMINISTRATIVE EXPENSES                   223                262
                                                 --------           --------
OPERATING INCOME                                      423                708

INTEREST EXPENSE                                     (223)              (278)

OTHER INCOME (EXPENSE) - NET                           40                 48
                                                 --------           --------
INCOME BEFORE INCOME TAXES                            240                478

PROVISION FOR INCOME TAXES                            (86)              (192)
                                                 --------           --------
NET INCOME                                       $    154           $    286
                                                 ========           ========

NET INCOME                                       $    154           $    286

DIVIDENDS AND ACCRETION ON
 REDEEMABLE PREFERRED STOCK                           (84)               (85)
                                                                                                    ---------           ---------
NET INCOME APPLICABLE TO COMMON STOCK            $     70           $    201
                                                                                                    ======           ======
NET INCOME  PER SHARE - BASIC AND DILUTED        $    .01           $    .03

COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                           6,090,935          6,483,760

[FN]
See accompanying notes to financial statements.

                                 R.H. PHILLIPS, INC.
                               STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)
                                                             1997       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $    154   $   286
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              501       484
      Gain on disposal of property, plant and equipment           (8)       (5)
      Net changes in assets and liabilities:
         Accounts receivable                                   1,173        65
         Inventories                                              11      (759)
         Prepaid expenses                                        (22)      102
         Other assets                                            (11)      (36)
         Accounts payable and accrued liabilities             (1,132)       10
                                                            --------   -------
            Net cash provided by operating activities            666       147

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                 (1,569)   (1,011)
    Proceeds from property, plant and equipment sold               8         5
                                                            --------   -------
           Net cash used in investing activities              (1,561)   (1,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                       8        --
    Payment of cash dividend                                    (150)     (150)
    Proceeds from long-term debt and notes payable             4,446     3,434
    Principal payments on long-term debt and notes payable    (3,494)   (2,297)
    Payment for development of leased vineyards                   --       (96)
    Other financing activities                                    (5)       (4)
                                                            --------   -------
           Net cash provided by financing activities             805       887
                                                            --------   -------
INCREASE (DECREASE) IN CASH                                      (90)       28
CASH AT BEGINNING OF PERIOD                                      309       109
                                                             -------   -------
CASH AT END OF PERIOD                                        $   219   $   137
                                                             =======   =======
OTHER CASH FLOW INFORMATION:
    Interest paid (including capitalized interest of
    $179 and $121 in 1997 and 1998, respectively)            $   330   $   300
    Income tax paid                                          $   248   $    69
NONCASH TRANSACTIONS:
    Issuance of notes payable to finance inventory,
      property, plant and equipment purchased                $    50   $     4
    Issuance of stock dividend                               $    --   $   150
    Accretion of redeemable preferred stock                  $     8   $    10

[FN]
See accompanying notes to financial statements.

R.H. PHILLIPS, INC.
NOTES TO CONDENSED FINANCIAL
STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

       The interim financial statements as of March
31, 1998 and for the three month periods ended March
31, 1997 and 1998 have been prepared by R.H.
Phillips, Inc. (the "Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation.
The operating results for the three month periods ended March 31, 1997 and 1998 are not necessarily indicative of the results which might be realized for the full year.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.  COMPUTATION OF NET INCOME PER
SHARE

       The Company has adopted Statement of
Financial Accounting Standards No. 128, which requires the presentation of basic and diluted net income per share. Basic net income per share for the three month periods ended March 31, 1997 and 1998 was computed using the weighted average number of common shares outstanding during each period.
Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. Because all of the potential common shares outstanding during each period were anti-dilutive, basic and diluted net income per share are the same. Potential common shares outstanding which could have a dilutive effect in the future total
2,469,667.

       Basic and diluted net income per share and the weighted average number of common shares outstanding for the three month period ended March
31, 1997 have been restated to reflect stock dividends of 39,117 shares issued in September 1997 and 50,578 shares issued in March 1998.

3.  RECENT PRONOUNCEMENTS

     The Company has adopted Statement of Financial
Accounting Standards No. 130 (FASB 130), which establishes standards for the reporting and display of comprehensive income and its components.
Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income under current accounting standards. Comprehensive income and net income are the same for each of the three month periods ending March 31, 1997 and 1998.

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

Costs of Production

        The Company realized above average yields from its 1997 crop, primarily due to favorable growing conditions and yields from new vineyards. The increased 1997 grape tonnage reduced the cost per gallon of wine produced from Company vineyards.
Consequently, management believes that the
Company's cost of goods will likely decline as the 1997 vintage is sold during 1998, and that the Company will have more wine available for sale. The
Company has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes and further reduce its cost of goods. The
Company anticipates that the full benefit of the vineyard expansion should continue to be realized over the next several years as the vines mature.

Results of Operations

       Net Sales

       Net sales for the three month period ended
March 31, 1998 were $3,988,000, an increase of 14% over net sales of $3,486,000 for the corresponding period of the prior year. Excluding sales of bulk wines and other items, net sales were $3,942,000 for the quarter ended March 31, 1998, an increase of 19% over net sales of $3,305,000 for the corresponding period in 1997. The increase in net sales was primarily due to higher prices. The average selling price per case increased from $41.29 for the three month period ended March 31, 1997 to $49.03 for the same period in 1998. The Company sold 80,400 cases during the three month period ended March 31, 1998, substantially the same as the corresponding period of the prior year.

       Gross profit

       Gross profit was $1,988,000 for the three month period ended March 31, 1998, a 45% increase over $1,374,000 for the same period in 1997.
Excluding the sales of bulk wines and other items, gross profit was $1,948,000 in 1998, compared to $1,306,000 in 1997. Gross margins were 50% for the three month period ended March 31, 1998, compared to 39% for the same period in 1997. The average cost per case for the three month period ended March 31, 1998 was $24.80, substantially the same as 1997. The increase in gross margins is attributable to the higher average selling price discussed above.

       Selling Expenses

       Selling expenses were $1,018,000, or 26% of net sales, for the three month period ended March 31, 1998, an increase from $728,000, or 21% of net sales, for the same period in 1997. The $290,000 increase is primarily due to increased sales promotion and labor costs.

       General and Administrative Expenses

       General and administrative expenses were
$262,000, or 7% of net sales, for the three month period ended March 31, 1998, an increase from $223,000, or 6% of net sales, for the same period in 1997. The $39,000 increase is primarily due to increased labor costs.

       Interest Expense

       Interest expense for the three month period ended March 31, 1998 was $278,000, compared to $223,000 for the same period in 1997. The Company capitalized $121,000 of additional interest pertaining to vineyard and winery development during the three month period ended March 31, 1998, and $179,000 during the same period in 1997. Total interest was substantially the same during the two periods. The
Company had fewer vineyards under development during the first three months of 1998 than during the same period in 1997, causing capitalized interest to decrease. The interest is attributable to the Company's bank lines of credit and other debt obligations.

       Other Income (Expense)

       Other income was $48,000 for the three
month period ended March 31, 1998, compared to $40,000 for the same period in 1997. The income was primarily from vineyard management fees.

       Net Income

       The Company generated net income of
$286,000 for the three month period ended March 31, 1998, compared to $154,000 for the same period in 1997. The $132,000 increase was primarily due to higher gross profit, which was partially offset by increases in selling, general, and administrative expenses.

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

       The Company had cash totaling $137,000 on March 31, 1998, an increase from $109,000 on December 31, 1997. Sources of cash during the three month period ended March 31, 1998 included cash from operations of $147,000 and proceeds from long-term debt of $3,434,000. Cash used during that period included $1,011,000 invested in plant and equipment, $396,000 used to repay a note payable, and $1,901,000 used to repay long-term debt.

       Current assets increased by $620,000 during the three month period ended March 31, 1998, primarily due to an increase in inventories from $9,928,000 on December 31, 1997 to $10,688,000 on
March 31, 1998. The increase is primarily due to inventoried crop costs pertaining to the 1998 harvest.
Current liabilities decreased by $387,000 during the three month period ended March 31, 1998, primarily due to the payment of a note payable. These factors caused net working capital to increase $1,007,000, from $9,999,000 on December 31, 1997 to
$11,006,000 on March 31, 1998.

       The Company has several long-term loans, the largest of which was obtained from Metropolitan
Life Insurance Company ("Metropolitan").  The
Company has borrowed $11,000,000 from
Metropolitan, of which $10,880,000 was outstanding at March 31, 1998. The unpaid principal under the loan accrues interest at an annual rate of 7.79%. The
Company is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time the Company will be required to make a balloon payment of $200,000.

       The Company has a line of credit of
$10,000,000 with U.S. Bank of California ("U.S.
Bank") to finance its working capital requirements.
The line of credit is secured by accounts receivable, inventory, unencumbered farm equipment, and crop, and matures in April 2000. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at the Company's option. The balance on the line at March 31, 1998 was $5,003,000.

       In addition to loans with Metropolitan and U.S. Bank, the Company has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from April 1998 to December 2003, and, excluding capital leases, the interest rates range from 7.0% to 10.9%. The balances due on these items totaled $3,281,000 at March 31, 1998.

       In May 1997, the Company sold 371 acres of land being developed into vineyard to John Hancock
Mutual Life Insurance Company ("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management
Services, for a term that expires on December 31, 2012. The Company received proceeds of $5,384,000 from the sale. The lease, which is accounted for as an operating lease, provides that the Company will pay rent of $161,000 per calendar quarter beginning in 1999.

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

       The Company has invested in substantial
improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion. During 1998, the Company plans to add a tasting room at an estimated cost of $600,000, and to invest an estimated $3,200,000 in tanks, barrels, presses and other equipment. Additional winery expansion projects are anticipated for the future to handle the increased production from the Company's recently planted vineyards. The Company plans to invest an estimated $1,800,000 to continue the development of recently planted vineyards during 1998. The Company plans to fund 1998 capital projects with internally generated funds and additional debt.

       Phylloxera infestation may have a negative impact on the Company's future grape production.
Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death.
Of the Company's 1,561 acres of vineyard, 187 acres have root stock which is not resistant to Phylloxera.
Management estimates these vineyards will be commercially productive for ten years (until 2004), as compared with twenty-five years generally estimated for vineyards without Phylloxera. The reduction in vineyard useful life causes an increase in depreciation and maintenance expense. The increased expenses are added to the cost of grapes harvested, thus increasing cost of sales. The Company is in the process of replacing the majority of Phylloxera-infested and non-resistant vines with rootstock believed to be resistant to Phylloxera.

               PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit No.                       Description
     10.1                  Loan Agreements between the Company and U.S. Bank,
                           dated May 1, 1998
     27.1                  Financial Data Schedule

     (b) Reports on Form 8-K

           None

SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                    R.H. PHILLIPS, INC.
                    (Registrant)

                    Date: May 11, 1998


By //s// John E. Giguiere
     ----------------------------------------------
John E. Giguiere, Co-President
Co-Chief Executive Officer


By //s// Michael J. Motroni
     ----------------------------------------------
Michael J. Motroni, Chief Financial Officer
Principal Financial Officer

                             EXHIBIT INDEX

Exhibit No.               Description                           Page No.
10.1            Loan Agreements between the Company
                   and U.S. Bank, dated May 1, 1998.
27.1            Financial Data Schedule