Form 10QSB
period 1998-06-30
PHILLIPS R H INC
filed 1998-08-12
CIK 925712

             U.S. Securities and Exchange Commission
                    Washington, D.C.  20549


                         Form 10-QSB


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the quarterly period ended June 30, 1998
[  ]    TRANSITION REPORT UNDER SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________________ to
        _____________________

        Commission File No.: 0-26276


                          R.H. PHILLIPS, INC.
                          -------------------
         (Exact name of small business issuer in its charter)

             California                      68-0313739
-------------------------------------------------------------------
 (State or other jurisdiction of  (IRS Employer Identification No.)
  incorporation or organization)

        26836 County Road 12A, Esparto, California  95627
-------------------------------------------------------------------
             (Address of principal executive offices)

                         (530) 662-3215
-------------------------------------------------------------------
                  (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----     ----

Number of shares outstanding of each of the issuer's classes of common equity as of July 31, 1998: 6,483,760

Transitional Small Business Disclosure Format:    Yes        No  X
                                                   ----           ----
    This document consists of 15 pages, excluding exhibits.  The
    Exhibit Index is on page 15.

                         R.H. PHILLIPS, INC.

                               INDEX


Part I.   Financial Information (unaudited)

     Item 1.   Condensed Financial Statements ........................3

               Balance Sheet .........................................4

               Statements of Operations ..............................5

               Statements of Cash Flows ..............................6

               Notes to Condensed Financial Statements ...............7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations ......8


Part II.  Other Information

     Item 4.   Submission of Matters to a Vote of
               Security Holders .....................................13

     Item 6.   Exhibits and Reports on Form 8-K .....................13


Signatures ..........................................................14

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              R.H. PHILLIPS, INC.
                                 BALANCE SHEET
                                 JUNE 30, 1998
         (IN THOUSANDS, EXCEPT SHARE INFORMATION AND REDEMPTION PROVISION)
                                  (UNAUDITED)

                                    ASSETS
                CURRENT ASSETS:
                   Cash                                           $   217
                   Accounts receivable                              3,125
                   Inventories                                     11,081
                   Deferred income taxes and prepaid expenses         685
                                                                  -------
                      Total current assets                         15,108

               PROPERTY, PLANT, AND EQUIPMENT - net                31,121

               OTHER ASSETS:
                   Note receivable from shareholders and
                   other affiliates                                   228
                   Deferred loan fees and other, net                  469
                                                                  -------
                      Total other assets                              697
                                                                  -------
               TOTAL ASSETS                                       $46,926
                                                                  =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY

               CURRENT LIABILITIES:
                  Current maturities of long-term debt           $  1,380
                  Accounts payable                                  1,203
                  Accrued liabilities                               1,572
                                                                  -------
                      Total current liabilities                     4,155

               LONG-TERM DEBT                                      19,124
               DEFERRED INCOME TAXES                                1,410
               DEFERRED GAIN AND VINEYARD DEVELOPMENT COSTS           577
               COMMITMENTS AND CONTINGENCIES                           --

               REDEEMABLE PREFERRED STOCK,
                  redeemable at $5,000,000                          4,532

               SHAREHOLDERS' EQUITY:
                  Non-redeemable preferred stock, no par value,
                     4,500,000 shares authorized, none issued
                     and outstanding                                   --
                     Common stock, no par value, 12,500,000
                     shares authorized, 6,483,760 shares
                     issued and outstanding                        14,191
                  Additional paid-in capital                          337
                  Retained earnings                                 2,600
                                                                  -------
                    Total shareholders' equity                     17,128
                                                                  -------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $46,926
                                                                  =======

[FN]
See accompanying notes to financial statements

                                     R.H. PHILLIPS, INC.
                                 STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                        (UNAUDITED)


                                          Six Months Ended         Three Months Ended
                                              June 30,                  June 30,
                                          ----------------         ------------------
                                         1997         1998          1997        1998
                                        ------       ------        ------      ------
NET SALES                             $   7,669    $    9,654    $   4,183    $   5,666

COST OF SALES                             4,455         4,941        2,343        2,941
                                      ---------    ----------    ---------    ---------
GROSS PROFIT                              3,214         4,713        1,840        2,725

SELLING EXPENSES                          1,530         2,218          802        1,200

GENERAL AND ADMINISTRATIVE EXPENSES         464           485          241          223
                                      ---------    ----------    ---------    ---------
OPERATING INCOME                          1,220         2,010          797        1,302

INTEREST EXPENSE                           (472)         (563)        (249)        (285)

OTHER INCOME (EXPENSE) - NET                  6            82          (34)          34
                                      ---------    ----------    ---------    ---------
INCOME  BEFORE INCOME TAXES                 754         1,529          514        1,051

PROVISION FOR INCOME TAXES                 (271)         (615)        (185)        (423)
                                      ---------    ----------    ---------    ---------
NET INCOME                            $     483    $      914    $     329    $     628
                                      =========    ==========    =========    =========

NET INCOME                            $     483    $      914    $     329    $     628

DIVIDENDS AND ACCRETION ON
 REDEEMABLE PREFERRED STOCK                (168)         (170)         (84)         (85)
                                      ---------    ----------    ---------    ---------
NET INCOME APPLICABLE TO
   COMMON STOCK                       $     315    $      744    $     245    $     543
                                      =========    ==========    =========    =========

NET INCOME PER SHARE -
   BASIC AND DILUTED                  $     .05    $      .11    $     .04    $     .08

WEIGHTED AVERAGE COMMON
  SHARES AND DILUTIVE POTENTIAL
  SHARES OUTSTANDING:
  - BASIC                             6,254,399     6,483,760    6,420,322    6,483,760
  - DILUTED                           6,262,399     6,496,760    6,428,322    6,496,760

[FN]
See accompanying notes to financial statements.

                                      R.H. PHILLIPS, INC.
                                   STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                        (UNAUDITED)

                                                          Six Months Ended           Three Months Ended
                                                               June 30,                    June 30,
                                                          -----------------          ------------------
                                                          1997         1998           1997         1998
                                                         ------       ------         ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $     483     $     914      $     329     $     628
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                         879           993            378           509
      (Gain) loss on disposal of property,
         plant and equipment                                 57          (11)             65            (6)
      Net changes in assets and liabilities:
         Accounts receivable                                433          (318)          (740)         (383)
         Inventories                                       (228)       (1,152)          (239)         (393)
         Prepaid expenses                                    (9)          160             13            58
         Other assets                                        18           (49)            29           (13)
         Accounts payable and accrued liabilities          (978)        1,032            154         1,022
                                                      ---------     ---------      ---------     ---------
              Net cash provided by (used in)
                 operating activities                       655         1,569            (11)        1,422

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment            (4,493)       (3,190)        (2,924)       (2,179)
    Proceeds from property, plant and equipment sold         10            14              2             9
                                                      ---------     ---------      ---------     ---------
           Net cash used in investing activities         (4,483)       (3,176)        (2,922)       (2,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of cash dividend                               (150)         (150)            --            --
    Proceeds from long-term debt and notes payable       14,502         7,288         10,056         3,854
    Principal payments on long-term debt and
     notes payable                                      (10,653)       (5,104)        (7,159)       (2,807)
    Payments for development of leased vineyards             --          (315)            --          (219)
    Other financing activities                               63            (4)            60            --
                                                      ---------     ---------      ---------     ---------
            Net cash provided by financing activities     3,762         1,715          2,957           828
                                                      ---------     ---------      ---------     ---------
INCREASE (DECREASE) IN CASH                                 (66)          108             24            80
CASH AT BEGINNING OF PERIOD                                 309           109            219           137
                                                      ---------     ---------      ---------     ---------
CASH AT END OF PERIOD                                 $     243     $     217      $     243     $     217
                                                      =========     =========      =========     =========
OTHER CASH FLOW INFORMATION:
    Interest paid (including capitalized interest of
      $386 and $244 in 1997 and 1998, respectively)  $      707     $     680      $     377     $     380
    Income tax paid                                  $      549     $     313      $     301     $     244

NONCASH TRANSACTIONS:
    Issuance of notes payable to finance inventory,
      property, plant and equipment purchased        $       82     $       4      $      32     $      --
    Issuance of stock dividend                       $      150     $     150      $      --     $      --
    Accretion of redeemable preferred stock          $       18     $      20      $      10     $      10
    Conversion of subordinated debt into
      common stock                                   $    1,395     $      --      $   1,395     $      --

[FN]
See accompanying notes to financial statements.

R.H. PHILLIPS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The interim financial statements as of June
30, 1998 and for each of the six and three month periods ended June 30, 1997 and 1998 have been prepared by R.H. Phillips, Inc. (the "Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the six and three month periods ended June 30, 1997 and 1998 are not necessarily indicative of the results which might be realized for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.  COMPUTATION OF NET INCOME PER SHARE

      The Company has adopted Statement of
Financial Accounting Standards No. 128, which requires the presentation of basic and diluted net income per share. Basic net income per share for the six and three month periods ended June 30, 1997 and 1998 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. Dilutive potential common shares outstanding totaled 13,000 for the six and three month periods ended June 30, 1998. Potential common shares outstanding which could have a dilutive effect in the future, but were anti-dilutive for the six and three month periods ended June 30, 1998, total
2,745,563. Basic and diluted net income per share and the weighted average number of common shares outstanding for the six and three month periods ended
June 30, 1997 have been restated to reflect stock dividends of 39,117 shares issued in September 1997 and 50,578 shares issued in March 1998.

3.  RECENT PRONOUNCEMENTS

      The Company has adopted Statement of
Financial Accounting Standards No. 130 (FASB 130), which establishes standards for the reporting and display of comprehensive income and its components.
Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income under current accounting standards. Comprehensive income and net income are the same for each of the six and three month periods ending June 30, 1997 and 1998.

4.  LONG-TERM DEBT

      The Company obtained two long-term loans
totaling $560,000 during the six month period ended
June 30, 1998.  The loans are payable to General
Electric Capital Corporation.  One loan bears interest
at an annual rate of 7.73% and the other loan bears
interest at an annual rate of 7.68%.   Principal and
interest are due in 60 monthly installments. Both loans are collateralized by equipment.

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

      Costs of Expansion. Management has based its assumptions concerning the costs of expansion on assumptions which it believes are reasonable.
However, there can be no assurance that the Company's estimates will prove to be correct. If costs are higher than anticipated, the Company may be required to raise an even greater amount of financing or reduce the rate of expansion.

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

Seasonality

      The Company usually experiences substantial seasonal fluctuations in revenue and expenditures.
Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. The
Company's expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn.

Costs of Production

       The Company realized above average yields from its 1997 crop, primarily due to favorable growing conditions and yields from new vineyards. The increased 1997 grape tonnage reduced the cost per gallon of wine produced from Company vineyards.
Consequently, management believes that the
Company's cost of goods will likely decline as the 1997 vintage is sold during 1998. The Company has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes and further reduce its cost of goods. The
Company believes that the full benefit of the vineyard expansion should continue to be realized over the next several years as the vines mature.

Results of Operations

      Net Sales

      Net sales for the six month period ended June
30, 1998 were $9,654,000, a 26% increase over net
sales of $7,669,000 for the corresponding period of the prior year. Net sales included sales of bulk wines and other items of $503,000 for the six month period ended June 30, 1998, compared to $413,000 for the corresponding period in 1997. The increase in net sales was primarily due to a greater proportion of sales from higher priced super premium wines, and price increases. These factors resulted in an average selling price per case of $50.44 for the six month period ended June 30, 1998, compared to $42.56 for the same period in 1997. Higher sales volumes also contributed to the increase in net sales. The Company sold
181,000 cases during the six month period ended June
30, 1998, compared to 170,000 in the corresponding period of the prior year.

      Gross profit

      Gross profit was $4,713,000 for the six
month period ended June 30, 1998, a 47% increase over $3,214,000 for the same period in 1997.
Excluding the sales of bulk wines and other items, gross profit was $4,790,000 in 1998, compared to $3,065,000 in 1997. Gross margins were 49% for the six month period ended June 30, 1998, compared to 42% for the same period in 1997. Although the cost per case decreased for the six month period ended June
30, 1998 compared to the prior year, the increase in gross margins is primarily attributable to the higher average selling price discussed above. The average cost per case for the six month period ended June 30, 1998 was $24.04, compared to $24.59 for the same period in 1997.

      Selling Expenses

      Selling expenses were $2,218,000, or 23% of net sales, for the six month period ended June 30, 1998, an increase from $1,530,000, or 20% of net sales, for the same period in 1997. The $688,000 increase is primarily due to increased sales promotion and labor costs. As the Company executes its plan to increase sales, selling expenses are expected to continue to increase in the future. There can be no assurance that sales will increase in the future.

      General and Administrative Expenses

      General and administrative expenses were
$485,000, or 5% of net sales, for the six month period ended June 30, 1998, compared to $464,000, or 6% of net sales, for the same period in 1997. The $21,000 increase is primarily due to increased labor costs.

      Interest Expense

      Interest expense for the six month period ended June 30, 1998 was $563,000, compared to $472,000 for the same period in 1997. The Company capitalized $244,000 of additional interest pertaining to vineyard and winery development during the six month period ended June 30, 1998, and $386,000 during the same period in 1997. The Company had fewer vineyards under development during the first six months of 1998 than during the same period in 1997, causing capitalized interest to decrease. The interest is attributable to the Company's bank lines of credit and other debt obligations.

      Other Income (Expense)

      Other income was $82,000 for the six month period ended June 30, 1998, compared to $6,000 for the same period in 1997. The income was primarily from vineyard management fees, and was offset in 1997 by the removal of outdated facilities for plant expansion.

      Net Income

      The Company generated net income of
$914,000 for the six month period ended June 30, 1998, compared to $483,000 for the same period in 1997. The $431,000 increase was primarily due to higher gross profit, which was partially offset by increased selling expenses.

Liquidity and Capital Resources

      The Company has financed its working
capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets.
The Company has made substantial capital expenditures to expand its vineyards and winery facilities to obtain production efficiencies. The
Company's cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, the Company has depended upon debt, equity, and lease financing for its working capital and capital expansion needs.

      The Company had cash totaling $217,000 on June 30, 1998, an increase from $109,000 on December 31, 1997. Sources of cash during the six month period ended June 30, 1998 included cash from operations of $1,569,000 and proceeds from long-term debt of $7,288,000. Cash used during that period included $3,190,000 invested in property, plant and equipment, $396,000 used to repay a note payable, and $4,708,000 used to repay long-term debt.

      Current assets increased by $1,712,000
during the six month period ended June 30, 1998, primarily due to an increase in inventories from $9,928,000 on December 31, 1997 to $11,081,000 on
June 30, 1998. The increase is primarily due to inventoried crop costs pertaining to the 1998 harvest.
Current liabilities increased by $758,000 during the six month period ended June 30, 1998, primarily due to increases in accrued selling expenses and other accrued liabilities. These factors caused net working capital to increase $954,000, from $9,999,000 on December 31, 1997 to $10,953,000 on June 30, 1998.

      The Company has several long-term loans, the largest of which was obtained from Metropolitan
Life Insurance Company ("Metropolitan").  The
Company has borrowed $11,000,000 from
Metropolitan, of which $10,700,000 was outstanding at June 30, 1998. The unpaid principal under the loan accrues interest at an annual rate of 7.79%, which amount is subject to adjustment by Metropolitan every three years, beginning on January 1, 2001. The
Company is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013.

      The Company has a line of credit of
$10,000,000 with U.S. Bank of California ("U.S.
Bank") to finance its working capital requirements.
The line of credit is secured by accounts receivable, inventory, the grape crop, and unencumbered farm equipment, and matures in April 2000. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at the Company's option. The balance on the line at June 30, 1998 was $6,105,000.

      In addition to loans with Metropolitan and U.S. Bank, the Company has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from July 1998 to December 2003, and, excluding capital leases, the interest rates range from 7.0% to 10.9%. The balances due on these items totaled $3,699,000 at June
30, 1998.

      In May 1997, the Company sold 371 acres of land partially developed into vineyard to John
Hancock Mutual Life Insurance Company
("Hancock"). In connection with that transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland
Management Services, for a term that expires on December 31, 2012. The Company received proceeds of $5,384,000 from the sale. The lease, which is accounted for as an operating lease, provides that the Company will pay rent of $161,000 per calendar quarter beginning in 1999.

      In March 1996, the Company sold 500,000
shares of Senior Redeemable Preferred Stock (the
"Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock to Hancock.
The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were $4,785,000. The
Senior Preferred Stock bears a cumulative annual dividend of $1.20 per share, payable semiannually.
During the first four years after issuance, 50% of the dividend is payable in cash and 50% of the dividend is payable in shares of Common Stock at a price equal to the lower of $4.00 or the average daily market price over a period of 20 consecutive trading days before the dividend payment date per share. The Company is required to redeem one-third of the Senior Preferred
Stock eight years after issuance, and one-third in each of the succeeding years at a price of $10.00 per share.

      The Company has invested in substantial
improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion. The Company invested $1,888,000 in building improvements, tanks, barrels and other winery equipment during the six month period ended June 30, 1998, and plans to invest an additional $1,488,000 during the remainder of the year. The Company also plans to build a tasting room during 1998 at an estimated cost of $600,000. Additional winery expansion projects are anticipated for the future to handle the increased production from the Company's recently planted vineyards. The Company invested
$1,223,000 in farm equipment and the continued development of recently planted vineyards during the six month period ended June 30, 1998, and plans to invest an additional $1,409,000 during the remainder of the year. The Company is funding 1998 capital projects with internally generated funds and additional debt.

      Phylloxera infestation may have a negative impact on the Company's future grape production.
Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death.
Of the Company's 1,561 acres of vineyard, 187 acres have root stock which is not resistant to Phylloxera.
Management estimates these vineyards will be commercially productive until 2004, which is substantially less than the twenty-five year life generally estimated for vineyards without Phylloxera.
The Company has incurred additional expenses because of Phylloxera, including increased depreciation and maintenance expense. The Company is in the process of replacing the majority of Phylloxera-infested and non-resistant vines with rootstock believed to be resistant to Phylloxera.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 1998 Annual Meeting of
Shareholders on May 21, 1998 at the Company's winery. A total of 4,421,098 shares, or approximately
68% of the outstanding shares of Common Stock, were present or represented at the meeting.

     The following persons were elected to the Board of Directors of the Corporation, each of whom was an existing director of the Corporation at that time: John E. Giguiere, Karl. E. Giguiere, Lane C.
Giguiere, R. Ken Coit and Victor L. Motto. No other persons were nominated for election to the Board of Directors. The number of shares voting in favor of and against each nominee is set forth below:

      Director       Votes for     Votes against
John E. Giguiere     4,408,828         12,270
Karl E. Giguiere     4,410,228         10,870
Lane C. Giguiere     4,409,728         11,370
R. Ken Coit          4,409,728         11,370
Victor L. Motto      4,410,228         10,870

     The shareholders also voted to reappoint
KPMG Peat Marwick LLP ("KPMG") as the
Company's independent auditors. A total of 4,377,961 votes were cast in favor of the reappointment of KPMG, 7,750 votes were cast against the reappointment, and 35,387 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.         Description

  27.1        Financial Data Schedule

     (b) Reports on Form 8-K

         None

SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.


                  R.H. PHILLIPS, INC.
                  (Registrant)

                  Date: August 12, 1998


                  By //s//John E. Giguiere
                     _________________________________
                  John E. Giguiere, Co-President
                  Co-Chief Executive Officer


                  By //s//Michael J. Motroni
                     __________________________________
                  Michael J. Motroni, Chief Financial Officer
                  Principal Financial Officer

           EXHIBIT INDEX

Exhibit No.                  Description

  27.1                  Financial Data Schedules