Form 10QSB
period 1998-09-30
PHILLIPS R H INC
filed 1998-11-12
CIK 925712

                  U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998
[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to____________

        Commission File No.: 0-26276


                           R.H. PHILLIPS, INC.
            (Exact name of small business issuer in its charter)


            California                                68-0313739
-----------------------------------------------------------------------
 (State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

             26836 County Road 12A, Esparto, California  95627
-----------------------------------------------------------------------
               (Address of principal executive offices)

                              (530) 662-3215
-----------------------------------------------------------------------
                       (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
Number of shares outstanding of each of the issuer's classes of common equity as of October 31, 1998: 6,531,831

Transitional Small Business Disclosure Format:    Yes        No  X
                                                      ---       ---

        This document consists of 18 pages, excluding exhibits.
        The Exhibit Index is on page 18.

                            R.H. PHILLIPS, INC.

                                 INDEX

Part I.   Financial Information (unaudited)

     Item 1.   Condensed Financial Statements .........................3

               Balance Sheet ..........................................4

               Statements of Operations ...............................5

               Statements of Cash Flows ...............................6

               Notes to Condensed Financial Statements ................7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................9

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K ......................16


Signatures ...........................................................17

                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                R.H. PHILLIPS, INC.
                                  BALANCE SHEET
                                SEPTEMBER 30, 1998
     (IN THOUSANDS, EXCEPT SHARE INFORMATION AND REDEMPTION PROVISION)
                                   (UNAUDITED)

                                     ASSETS
                CURRENT ASSETS:
                   Cash                                           $   139
                   Accounts receivable                              3,010
                   Inventories                                     12,946
                   Deferred income taxes and prepaid expenses         651
                                                                  -------
                      Total current assets                         16,746

               PROPERTY, PLANT, AND EQUIPMENT - net                32,895

               OTHER ASSETS:
                   Note receivable from shareholders
                   and other affiliates                               228
                   Deferred loan fees and other, net                  433
                                                                  -------
                      Total other assets                              661
                                                                  -------
               TOTAL ASSETS                                       $50,302
                                                                  =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY

               CURRENT LIABILITIES:
                  Current maturities of long-term debt            $ 1,565
                  Accounts payable                                  1,439
                  Accrued liabilities                               1,336
                                                                  -------
                      Total current liabilities                     4,340

               LONG-TERM DEBT                                      22,092
               DEFERRED INCOME TAXES                                1,410
               DEFERRED GAIN AND VINEYARD DEVELOPMENT COSTS           384
               COMMITMENTS AND CONTINGENCIES                           --

               REDEEMABLE PREFERRED STOCK,
               redeemable at $5,000,000                             4,543

               SHAREHOLDERS' EQUITY:
                  Non-redeemable preferred stock, no par               --
                    value, 4,500,000 shares authorized,
                    none issued and outstanding
                  Common stock, no par value, 12,500,000 shares
                    authorized, 6,531,831 shares issued
                    and outstanding                                14,342
                  Additional paid-in capital                          337
                  Retained earnings                                 2,854
                                                                  -------
                    Total shareholders' equity                     17,533
                                                                  -------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $50,302
                                                                  =======

[FN]
               See accompanying notes to financial statements

                                  R.H. PHILLIPS, INC.
                               STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                     (UNAUDITED)
                                   Nine Months Ended        Three Months Ended
                                     September 30,             September 30,
                                   -----------------        ------------------
                                    1997         1998         1997        1998
                                    ----         ----         ----        ----
NET SALES                         $ 12,002     $ 14,810     $  4,333     $  5,156

COST OF SALES                        7,080        7,373        2,625        2,432
                                  --------     --------     --------     --------
GROSS PROFIT                         4,922        7,437        1,708        2,724

SELLING EXPENSES                     2,251        3,423          721        1,205

GENERAL AND ADMINISTRATIVE
 EXPENSES                              678          735          214          250
                                  --------     --------     --------     --------
OPERATING INCOME                     1,993        3,279          773        1,269

INTEREST EXPENSE                      (682)        (901)        (209)        (338)

OTHER INCOME (EXPENSE)  - NET           72          (29)          66         (111)
                                  --------     --------     --------     --------
INCOME  BEFORE INCOME TAXES          1,383        2,349          630          820

PROVISION FOR INCOME TAXES            (498)        (945)        (227)        (330)
                                  --------     --------     --------     --------
NET INCOME                        $    885     $  1,404     $    403     $    490
                                  ========     ========     ========     ========

NET INCOME                        $    885     $  1,404     $    403     $    490

DIVIDENDS AND ACCRETION ON
 REDEEMABLE PREFERRED STOCK           (252)        (256)         (85)         (86)
                                  --------     --------     --------     --------
NET INCOME APPLICABLE TO
  COMMON STOCK                    $    633     $  1,148     $    318     $    404
                                  ========     ========     ========     ========

NET INCOME PER SHARE -
 BASIC AND DILUTED                $    .10     $    .18     $    .05     $    .06

WEIGHTED AVERAGE COMMON
 SHARES AND DILUTIVE
 POTENTIAL SHARES OUTSTANDING:
  - BASIC                        6,379,736    6,531,831    6,531,748    6,531,831
  - DILUTED                      6,380,386    6,532,381    6,537,597    6,533,030

[FN]
See accompanying notes to financial statements.

                       R.H. PHILLIPS, INC.
                    STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)
                           (UNAUDITED)
                                            Nine Months Ended      Three Months Ended
                                               September 30,          September 30,
                                            -----------------      ------------------
                                              1997       1998       1997       1998
                                              ----       ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $    885   $  1,404   $    403   $    490
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                1,340      1,570        461        577
  (Gain) loss on disposal of property,
   plant and equipment                            59        136          2        147
  Net changes in assets and liabilities:
   Accounts receivable                           672       (497)       239       (179)
   Inventories                                (1,844)    (3,018)    (1,616)    (1,866)
   Prepaid expenses                              (93)       195        (84)        35
   Other assets                                   18        (42)        --          7
   Accounts payable and accrued
    liabilities                                  271      1,107      1,248         75
                                            --------   --------   --------   --------
    Net cash provided by (used in)
     operating activities                      1,308        855        653       (714)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment    (6,547)    (5,658)    (2,055)    (2,468)
 Proceeds from property, plant and
  equipment sold                               5,402         14          8         --
                                            --------   --------   --------   --------
    Net cash used in investing activities     (1,145)    (5,644)    (2,047)    (2,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of cash dividend                       (300)      (300)      (150)      (150)
 Proceeds from long-term debt
  and notes payable                           13,523     13,868      4,405      6,580
 Principal payments on long-term debt
  and notes payable                          (13,201)    (8,237)    (2,548)    (3,133)
 Payments for development of leased
  vineyards                                     (464)      (508)      (464)      (193)
 Other financing activities                       (7)        (4)       (70)        --
                                            --------   --------   --------   --------
    Net cash provided by (used in)
     financing activities                       (449)     4,819      1,173      3,104
                                            --------   --------   --------   --------
INCREASE (DECREASE) IN CASH                     (286)        30       (221)       (78)
CASH AT BEGINNING OF PERIOD                      308        109        243        217
                                            --------   --------   --------   --------
CASH AT END OF PERIOD                       $     22   $    139   $     22   $    139
                                            ========   ========   ========   ========
OTHER CASH FLOW INFORMATION:
 Interest paid (including capitalized
  interest of $450 and $350 during the
  nine months ended September 30,
  1997 and 1998, respectively)              $  1,025   $  1,172   $    318   $    492
 Income tax paid                            $    551   $    726   $      2   $    413

NONCASH TRANSACTIONS:
 Issuance of notes payable to finance
  inventory, property, plant and
  equipment purchased                       $    478   $      4   $    396   $     --
 Issuance of stock dividend                 $    300   $    300   $    150   $    150
 Accretion of redeemable preferred stock    $     27   $     31   $      9   $     11
 Conversion of subordinated debt into
  common stock                              $  1,395   $     --   $  1,395   $     --

[FN]
See accompanying notes to financial statements.

R.H. PHILLIPS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The interim financial statements as of September
30, 1998 and for each of the nine and three month periods ended September 30, 1997 and 1998 have been prepared by R.H. Phillips, Inc. (the "Company"), and are unaudited. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the nine and three month periods ended September 30, 1997 and 1998 are not necessarily indicative of the results which might be realized for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles applicable for interim periods. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-
KSB for the fiscal year ended December 31, 1997.

2.  COMPUTATION OF NET INCOME PER SHARE

      The Company has adopted Statement of
Financial Accounting Standards No. 128, which requires the presentation of basic and diluted net income per share.
Basic net income per share for the nine and three month periods ended September 30, 1997 and 1998 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. Dilutive potential common shares outstanding totaled 550 and 1,199 for the nine and three month periods ended
September 30, 1998, respectively. Potential common shares outstanding which could have a dilutive effect in the future, but were anti-dilutive for the nine and three month periods ended September 30, 1998, totaled
2,773,013 and 2,772,364, respectively. Basic and diluted net income per share and the weighted average number of common shares outstanding for the nine and three month periods ended September 30, 1997 have been restated to reflect stock dividends of 50,578 shares issued in March
1998 and 48,071 shares issued in September 1998.

3.  RECENT PRONOUNCEMENTS

      The Company has adopted Statement of
Financial Accounting Standards No. 130, which establishes standards for the reporting and display of comprehensive income and its components.
Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income under current accounting standards. Comprehensive income and net income are the same for each of the nine and three month periods ending September 30, 1997 and 1998.

4.  LONG-TERM DEBT

      The Company obtained three long-term loans totaling $1,365,000 from General Electric Capital
Corporation during the nine month period ended
September 30, 1998. The loans bear interest at annual rates of 7.73%, 7.68% and 7.44%. The loans are collateralized by equipment, and principal and interest are due in 60 monthly installments.

5.  IMPAIRED ASSETS

      In October 1998 the Company determined that
23 acres of vineyard were producing crop of unacceptable quality. Consequently, the Company removed the grapevines in the vineyard and plans to replace them with a varietal more suitable to the vineyard's growing conditions and trellis system. Accordingly, in September
1998 the Company recorded an impairment loss of $146,000 which is included in other income (expense) - net.

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

Costs of Production

       The Company realized above average yields from its 1997 crop, primarily due to favorable growing conditions and yields from new vineyards. The increased
1997 grape tonnage reduced the cost per gallon of wine produced from Company vineyards. Management believes that the higher yields will reduce the Company's cost of goods as the 1997 vintage is sold.

      The 1998 California grape growing season was adversely affected by unusual weather patterns, including a wet, cool spring and rains during harvest. However, the Company harvested approximately 7,500 tons of grapes from its vineyards, an increase of 46% over the 1997 harvest. The increase is primarily due to production from recently planted vineyards. Management believes that the higher grape production will further reduce the cost of goods, and that the full benefit of the vineyard expansion should continue to be realized over the next several years as the vines mature.

Results of Operations

      Net Sales

      Net sales for the nine month period ended
September 30, 1998 were $14,810,000, a 23% increase over net sales of $12,002,000 for the corresponding period of the prior year. Net sales included sales of bulk wines and other items totaling $776,000 for the nine month period ended September 30, 1998, compared to $896,000 for the corresponding period in 1997. The increase in net sales was primarily due to a greater proportion of higher priced, super premium wines, and price increases. These factors resulted in an average selling price per case of $51.12 for the nine month period ended September 30, 1998, compared to $43.16 for the same period in 1997. Higher sales volumes also contributed to the increase in net sales. The Company sold 275,000 cases during the nine month period ended
September 30, 1998, compared to 257,000 in the corresponding period of the prior year.

      Gross profit

      Gross profit was $7,437,000 for the nine month period ended September 30, 1998, a 51% increase over $4,922,000 for the same period in 1997. Excluding sales of bulk wines and other items, gross profit was $7,442,000 in 1998, compared to $4,754,000 in 1997.
Gross margins were 50% for the nine month period ended
September 30, 1998, compared to 41% for the same period in 1997. The increase in 1998 gross margins is primarily attributable to the higher average selling prices discussed above and, to a lesser degree, to a decrease in the average cost per case. The average cost per case for the nine month period ended September 30, 1998 was $24.01, compared to $24.69 for the same period in 1997.

      Selling Expenses

      Selling expenses were $3,423,000, or 23% of net sales, for the nine month period ended September 30, 1998, an increase from $2,251,000, or 19% of net sales, for the same period in 1997. The $1,172,000 increase is primarily due to increased sales promotion and labor costs. Selling expenses are expected to continue to increase in the future as the Company executes its plan to increase sales. There can be no assurance that sales will actually increase in the future.

      General and Administrative Expenses

      General and administrative expenses were
$735,000, or 5% of net sales, for the nine month period ended September 30, 1998, compared to $678,000, or 6% of net sales, for the same period in 1997. The
$57,000 increase is primarily due to increased labor costs.

      Interest Expense

      Interest expense for the nine month period ended September 30, 1998 was $901,000, compared to $682,000 for the same period in 1997. The Company capitalized $350,000 of additional interest pertaining to vineyard and winery development during the nine month period ended September 30, 1998, and $450,000 during the same period in 1997. The Company had fewer vineyards under development during the first nine months of 1998 than during the same period in 1997, causing capitalized interest to decrease. The interest is attributable to the Company's debt obligations and bank line of credit.

      Other Income (Expense), net

      Other income (expense), net for the nine month period ended September 30, 1998 was an expense of ($29,000) compared to income of $72,000 for the same period in 1997. The expense consisted primarily of a $146,000 write-off of impaired vineyards, which was partly offset by income of $58,000 from vineyard management fees.

      Net Income

      The Company generated net income of
$1,404,000 for the nine month period ended September
30, 1998, compared to $885,000 for the same period in 1997. The $519,000 increase was primarily due to higher gross profit, which was partially offset by increased selling expenses.

Liquidity and Capital Resources

      The Company has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. The Company has made substantial capital expenditures to expand its vineyards and winery facilities, obtain production efficiencies, and raise wine quality. The Company's cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth.
Consequently, the Company has depended upon debt, equity, and lease financing for its working capital and capital expansion needs.

      The Company had cash totaling $139,000 on September 30, 1998, an increase from $109,000 on December 31, 1997. Sources of cash during the nine month period ended September

30, 1998 included cash
from operations of $855,000 and proceeds from long-term debt of $13,868,000. Cash used during that period included $5,658,000 invested in property, plant and equipment, $8,237,000 to repay debt, $508,000 for the development of leased vineyards, and $300,000 to pay cash dividends.

      Current assets increased by $3,350,000 during the nine month period ended September 30, 1998, primarily due to an increase in inventories from $9,928,000 on December 31, 1997 to $12,946,000 on
September 30, 1998. The increase is primarily due to inventoried work in progress pertaining to the 1998 grape crop. Current liabilities increased by $943,000 during the nine month period ended September 30, 1998, primarily due to an increase in accounts payable resulting from seasonal expenditures. These factors caused net working capital to increase $2,407,000, from $9,999,000 on December 31, 1997 to $12,406,000 on September 30,
1998.

      The Company has several long-term loans, the largest of which was obtained from Metropolitan Life
Insurance Company ("Metropolitan"). The Company has borrowed $11,000,000 from Metropolitan, of which $10,460,000 was outstanding at September 30, 1998.
The unpaid principal under the loan accrues interest at an annual rate of 7.79%. The interest rate is subject to adjustment by Metropolitan every three years, beginning on January 1, 2001. The Company is required to make monthly principal payments of $60,000 plus accrued interest, and the loan matures in January 2013.

      The Company has a line of credit of
$10,000,000 with U.S. Bank of California ("U.S. Bank") to finance its working capital requirements. The line of credit is secured by accounts receivable, inventory, the grape crop, and unencumbered farm equipment, and matures in April 2000. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at the Company's option. The balance on the line at September 30, 1998 was $8,921,000.

      In addition to loans with Metropolitan and U.S.
Bank, the Company has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from May 1999 to December 2003 and, excluding capital leases, the interest rates range from 7.0% to 10.9%. The balances due on these items totaled $4,276,000 at September 30, 1998.

      In May 1997, the Company sold 371 acres of land partially developed into vineyard to John Hancock
Mutual Life Insurance Company ("Hancock"). In connection with the transaction, the Company now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. The
Company received proceeds of $5,384,000 from the sale.
The lease, which is accounted for as an operating lease, provides that the Company will pay rent of $161,000 per calendar quarter beginning in January 1999.

      In March 1996, the Company sold 500,000
shares of Senior Redeemable Preferred Stock (the
"Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock to Hancock. The net proceeds the Company derived from the sale of the Senior Preferred Stock and warrants, after payment of offering expenses, were $4,785,000. The Senior
Preferred Stock bears a cumulative annual dividend of $1.20 per share, payable semiannually. During the first four years after issuance, 50% of the dividend is payable in cash and 50% of the dividend is payable in shares of Common Stock at a price equal to the lower of $4.00 or the average daily market price over a period of 20 consecutive trading days before the dividend payment date per share. The Company is required to redeem one-third of the Senior Preferred Stock eight years after issuance, and one-third in each of the succeeding years at a price of $10.00 per share.

      The Company has invested in substantial
improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion.
The Company invested $3,905,000 in building improvements, tanks, barrels and other winery equipment during the nine month period ended September 30, 1998.
A new tasting room and conference facility is under construction. The Company plans to expend an additional $400,000 to complete the tasting room.
Additional winery expansion projects are planned for the future to handle the increased production from the Company's recently planted vineyards. The Company invested $1,756,000 in farm equipment and the continued development of recently planted vineyards during the nine month period ended September 30, 1998, and plans to invest an additional $783,000 during the remainder of the year. The Company is funding 1998 capital projects with internally generated funds and additional debt.

      Phylloxera infestation and other diseases may have a negative impact on the Company's future grape production. Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death. Of the Company's 1,557 acres of vineyard, 187 acres have root stock which is not resistant to Phylloxera. Management estimates these vineyards will be commercially productive until 2004, which is substantially less than the twenty-five year life generally estimated for vineyards without Phylloxera. The
Company has incurred additional expenses because of Phylloxera, including increased depreciation and maintenance expense. The Company is in the process of replacing the majority of Phylloxera-infested and non-resistant vines with rootstock believed to be resistant to Phylloxera.

      In October 1998 the Company determined that
23 acres of vineyard were producing crop of unacceptable quality. Consequently, the Company removed the grapevines in the vineyard and plans to replace them with a varietal more suitable to the vineyard's growing conditions and trellis system.
Accordingly, in September 1998 the Company recorded an impairment loss of $146,000 which is included in other income (expense) - net.

      The Company expects that cash flows generated from operations, together with borrowing availability, will be adequate to fund the Company's operations, capital expansion efforts and debt service requirements over the next twelve months. However, a significant decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity. In such case, the Company would adjust its level of capital expenditures as necessary, obtain additional debt financing or issue equity securities;
however, there can be no assurance that such financing will be available and, if available, that it could be obtained in terms favorable to the Company.

Year 2000

      The Company is reviewing its potential
exposure to the "Year 2000 Problem", which results from computer programs being written using two digits rather than four to define the applicable year. As a result of this problem, computer programs that are not "Year 2000 compliant" may recognize a date using "00" as the year
1900 rather than 2000.  The impact of the Year 2000
Problem on the Company is difficult to assess at this time, but the Year 2000 Problem could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process sales, send invoices, retain accurate data or engage in normal business activities. The Year 2000 Problem may also affect the operations of suppliers, distributors, vendors and others with whom the Company does business, thereby adversely affecting the Company as well.

      The Company is conducting an assessment of its own information technology systems and non-information technology systems to ascertain whether they are Year 2000 compliant. The Company is also in the process of assessing the potential effect upon its operations of Year 2000 Problems encountered by its suppliers, customers, bank and others with whom it does business. Although the Company is implementing measures to reduce its potential exposure to the Year
2000 Problem, management believes that the problem is so complex that it is not able to predict with any precision the impact the Year 2000 Problem will have on the Company.

      The Company uses several information
technology systems, some of which may be affected by the Year 2000 Problem. Management has reviewed its critical computer systems in order to determine whether any software requires updating or replacement, and has determined that its primary financial and operating software is not Year 2000 compliant. The software supplier is modifying it for the purpose of making the software Year 2000 compliant, and the supplier has advised the Company that the supplier will bear the costs of the modification. Although the supplier has informed the Company that the software will be Year 2000 compliant by March 1999, the Company cannot be certain that the supplier will be able to meet this deadline. The Company has also been required by the supplier to provide personnel to assist in the software testing scheduled for late 1998 through early 1999. The costs incurred by the Company in connection with this testing will be expensed as incurred. Management does not believe that these costs will have a material impact on the Company's financial condition. If the supplier does not make the software Year 2000 compliant within this time, it may be necessary for the Company to purchase alternate financial and operating software. The Company believes that the cost of purchasing and installing new financial and operating software would not have a material impact on the Company's financial condition.

      The Company is also reviewing its non-
information technology systems for potential exposure to the Year 2000 Problem. Although the review is not complete, management expects to complete its review and any necessary corrections or replacements to its non-information technology systems by early 1999. The costs to correct or modify these systems will be expensed as incurred, while any replacement costs will be capitalized. Management does not believe that the total cost of making these systems Year 2000 compliant will be material.

      Outside parties whose exposure to Year 2000
Problems may have a material impact on the Company's operations include its bank, major customers, and major suppliers. Management plans to review the issue with bank representatives, and believes that the Year 2000
Problem will not materially affect the Company's banking operations. Management believes that one or more of the Company's customers could have their operations interrupted or terminated by Year 2000 problems. Such an event could result in the delay of payments to the Company. Management believes that it would be impractical to attempt to measure the potential risk of such an occurrence, and that correction of Year 2000
Problems the Company's customers experience is outside of the Company's control. Similarly, the Company's major suppliers may experience Year 2000 Problems, potentially delaying the shipment of necessary materials.
Management believes that it would be able to find alternate suppliers should this occur.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit No.    Description
     -----------    -----------
     27.1           Financial Data Schedule

     (b) Reports on Form 8-K

     None

     SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                 R.H. PHILLIPS, INC.
                  (Registrant)

                  Date: November 12, 1998

                  By//s//John E. Giguiere
                    _________________________________
                  John E. Giguiere, Co-President
                  Co-Chief Executive Officer

                  By//s//Michael J. Motroni
                    __________________________________
                  Michael J. Motroni, Chief Financial Officer
                  Principal Financial Officer

EXHIBIT INDEX

Exhibit No.                    Description


   27.1                  Financial Data Schedules