Form 10KSB
period 1998-12-31
PHILLIPS R H INC
filed 1999-03-30
CIK 925712

         U.S. Securities and Exchange Commission
                  Washington, D.C.  20549
                         Form 10-KSB
(Mark One)
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF
          1934
          For the fiscal year ended December 31, 1998

  [  ]    TRANSITION REPORT UNDER SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF
          1934
          For the transition period from __________ to __________

               Commission File No. 0-26276
                     R.H. PHILLIPS, INC.
                     -------------------
        (Name of small business issuer in its charter)

        California                        68-0313739
   (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)       Identification No.)


26836 County Road 12A, Esparto, California      95627
(Address of principal executive offices)      (Zip Code)

            Issuer's telephone number:  (530) 662-3215

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    No Par Common Stock
----------------------------------------------------------------------
                      (Title of Class)

Check whether the issuer  (1) filed  all reports required to be filed by
Section 13 or 15(d) of  the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $21,720,132

Aggregate market value of the voting stock held by non-affiliates based on the closing price at which the stock was sold on the Nasdaq National Market as of March 15, 1999 was approximately
$13,894,971.

Number of shares outstanding of each of the issuer's classes of common equity as of March 15, 1999: 6,582,559

Documents incorporated by reference: Proxy Statement for the 1999 Annual Meeting of Shareholders

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                           PART I

Item 1. Description of Business

General

     R.H. Phillips, Inc. ("R.H. Phillips" or "the Company") makes and sells popular premium and super premium varietal table wines.
The Company's vineyard, winery and corporate headquarters are located in the Dunnigan Hills region of California, approximately 30 miles northeast of the Napa Valley wine region. Founded in the early 1980's, the R.H. Phillips' wines are sold throughout the United States and in several other countries. Sales of R.H. Phillips' wines have increased from 4,500 cases in 1984 to 405,000 cases in 1998.

     For purposes of the following discussion, a "case" means a nine liter case of wine. All numbers are approximate.

Business of Issuer

     Strategy

     R.H. Phillips is a leading California estate bottled producer of super premium and popular premium wines. R.H. Phillips specializes in the production of Chardonnay, the Rhone Valley varietals Syrah and Viognier, and Zinfandel. R.H. Phillips owns or leases approximately 1,550 acres of grapes in the Dunnigan Hills viticultural region. R.H. Phillips' strategy is to combine low cost fruit production from the Dunnigan Hills with high quality viticultural and enological practices common to Napa and Sonoma in order to create wines that compete on a quality basis with those produced from California's coastal regions. Through major vineyard and winery investments made over the last four years, the Company intends to increase the production and sale of higher profit super premium wines. R.H. Phillips' Syrah plantings make it one of the leading producers of Rhone Valley varietals in the United States.

     Products

     R.H. Phillips produces and sells wines in the category known as "table wines." Table wines contain 7% to 14% alcohol by volume, and are generally consumed with foods. Table wines that retail for less than $6 per 750 ml (milliliter) bottle are generally referred to as "fighting varietals". Table wines which retail in the $6 to $9 range are referred to as "premium" or "popular premium" wines. Wines which retail between $10 and $15 per bottle are considered "super premium" wines and those which retail above $15 per bottle are considered "ultra premium" wines.

     R.H. Phillips has developed a diverse line of products including popular premium, super premium and ultra premium varietal table wines. R.H. Phillips markets its products under five brands, each of which is defined by a type of wine and price structure.

     EXP. The EXP brand consists of a Syrah and an estate bottled Viognier, which are varietals traditionally grown in France's southern Rhone Valley. Rhone Valley varietals adapt well to the warm Dunnigan Hills climate. EXP Syrah is fermented using several yeast strains to encourage a broad range of flavor development.
Warm fermentation temperatures are employed to aid in the development of soft tannins and intense color. EXP Viognier is estate bottled. After pressing and cold settling, Viognier juice is fermented at cool temperatures, creating slow fermentation in barrels and tanks. The wine is left in contact with fermentation lees to encourage yeasty, toasty characteristics. The EXP wines, which are produced in 750 ml bottles and have a suggested retail price of $13, are "super premium" wines that have gained recognition for quality.


     Kempton Clark. R.H. Phillips' Zinfandel products are sold under the Kempton Clark label. The first product, which was introduced in 1998, is a super premium wine made from grapes grown on Lopez Ranch, a southern California vineyard. The wine has a suggested retail price of $18. R.H. Phillips introduced MAD Zin in 1999. MAD ("Multiple Appellation Designate) Zin utilizes grapes grown throughout California, including the Dunnigan Hills, and has a suggested retail price of $13.

     Toasted Head. The Toasted Head brand was introduced in 1997. Toasting is a method used by coopers to alter and influence the impact of wood barrel aging on the quality of wine. Woody aromas are subdued by toasting, while spicy, sweet, burnt and vanilla aromas are increased by the process. For Toasted Head wines, the barrel staves and heads are moderately toasted. This series includes a 100% estate bottled Chardonnay which is fermented in French and American oak barrels and is allowed to age sur lie to develop richness. Part of the wine goes through malolactic fermentation to soften its texture. Toasted Head Chardonnay is aged up to ten months in oak. The series also includes a Cabernet Sauvignon/Syrah blend, which is aged approximately eighteen months in French and American oak barrels. The wines are kept in small individual lots until the final blend is assembled. The Toasted Head Series is packaged in a 750 ml bottle and has a suggested retail price of $13.


     R.H. Phillips. R.H. Phillips markets Chardonnay, Cabernet Sauvignon, Sauvignon Blanc, Mistura and White Zinfandel under its R.H. Phillips label. Chardonnay and Cabernet Sauvignon products comprise the R.H. Phillips Barrel Cuvee Series. R.H. Phillips is a recognized quality leader for Chardonnay and Cabernet Sauvignon priced under $10 per bottle and has received significant positive recognition from well-known wine critics. Approximately 40% of Barrel Cuvee Chardonnay is either fermented or aged in a combination of French and American oak barrels. The wine is left in contact with fermentation lees in order to encourage yeasty, toasty characteristics. These processes give the wines a competitive quality edge within their price structure. Wines in the Barrel Cuvee Series are bottled in 750 ml and 1.5 liter bottles. The 750 ml bottle has a suggested retail price of $8 per bottle. R.H. Phillips intends to introduce a Merlot product in the year 2000.

     The R.H. Phillips Night Harvest Series consists of
Sauvignon Blanc, Mistura  and White Zinfandel products.
Sauvignon Blanc is fermented and aged in stainless steel tanks to preserve maximum fruit flavors. Mistura is a blend produced from several Rhone Valley varietals from the Dunnigan Hills and other select areas of California. R.H. Phillips' White Zinfandel is cold fermented to preserve its fruity fermentation esters, and blended with Chenin Blanc and Muscat to showcase its fruit flavors. Night
Harvest wines are bottled in 750 ml and 1.5 liter bottles. The 750 ml bottle has a suggested retail price of $7 per bottle. R.H. Phillips intends to discontinue its Mistura and White Zinfandel products over the next few years in order to increase emphasis on higher margin products.

     Chateau St. Nicholas.   The Chateau St. Nicholas Series
is sold only during the holiday season, and consists of Chardonnay and White Zinfandel. The wines are sold in 500 ml or 750 ml bottles. Chateau St. Nicholas has a suggested retail price of $6 to $8 for the 750 ml bottles.

     Sales By Product

     Chardonnay, which historically has been R.H. Phillips' largest selling varietal, accounted for 56% of 1998 sales. Cabernet Sauvignon was the next largest varietal, with 12% of sales. Sales by product brand have been dominated by the R.H. Phillips Series, which generated 72% of 1998 sales. Over 16,800 cases of EXP wines were sold in 1998, an increase from 8,600 cases in 1997. Sales of Toasted Head wines increased from 6,600 cases in 1997 to over 37,300 cases in 1998, primarily due to sales of Toasted Head Chardonnay. R.H. Phillips plans to emphasize sales of its higher priced EXP, Toasted Head, and Kempton Clark products in the future.

     Distribution

     R.H. Phillips' sales strategy has focused on the creation, retention and expansion of a large, nationwide distributor network supported by sales personnel and commissioned brokers. R.H. Phillips' brands are distributed nationwide by a network of over 90 unrelated distributors who purchase from R.H. Phillips at wholesale prices. R.H. Phillips employs nine sales representatives who work with certain distributors. R.H. Phillips also uses independent wine brokers. The brokers, who are paid a commission based on sales revenue, accounted for 58% of sales during 1998. Each sales representative and broker is responsible for managing the wholesale network established in his or her region by facilitating communication, dealing with special promotions, and monitoring sales performance.

     R.H. Phillips' largest customers in 1998 were Lauber
Imports, M.S. Walker, and Connecticut Distributors, all of which distribute wines in the northeastern United States. Lauber Imports, M.S. Walker, and Connecticut Distributors accounted for 13%, 8% and 6% of R.H. Phillips' sales in 1998, respectively.

     R.H. Phillips' wines are sold throughout the United States and in several other countries. The northeastern United States, which is R.H. Phillips' largest region, accounted for 33% of sales in 1998. The northern Midwest was the second largest region with 12% of sales. Exports, which constituted 2% of R.H. Phillips' sales, were primarily to Canada.

     R.H. Phillips' standard sales terms provide that payments are due 30 to 60 days after shipment at prices set forth on R.H. Phillips' price lists. R.H. Phillips does not have contracts with any of its distributors which obligate them to purchase any specified amount of wine over any defined period. It is therefore possible for a distributor, including one of R.H. Phillips' major distributors, to cease purchases of R.H. Phillips' wines at any time.

     Sales and Marketing

     R.H. Phillips' sales and marketing activities take various forms. Advertising and sales promotional activities are used to promote products in either a "push" or "pull" manner. "Push" programs include promotional allowance rebates or discounts and product samples. "Pull" programs include media advertising, point of sale materials, a tasting room, and various promotional events. Management believes that "push" programs are a cost effective method of generating new sales. Although some pull programs are more costly to implement, management believes that they may provide a greater return over the long run by building brand recognition.

     Suppliers

     R.H. Phillips purchases raw materials from outside parties to conduct its business. Raw materials include items such as grapes, bulk wines and packaging materials. Management believes that it has strong relationships with all of its major suppliers, is not dependent on any single supplier, and would be able to find substitute suppliers if necessary.

     Because R.H. Phillips' product sales has exceeded its grape production in the past several years, it has been necessary to purchase bulk wine and grapes from outside suppliers. In 1998, approximately 22% of R.H. Phillips' wine production came from bulk grapes and wine purchased on the open market or through supply contracts.
The supply and price of available grapes have historically been subject to considerable fluctuations. R.H. Phillips has expanded its vineyards over the past several years in an effort to improve wine quality and lessen its dependence on outside sources of bulk wine and grapes. R.H. Phillips realized some initial benefit from these new vineyards in 1998 and expects the full benefits to be realized over the next several years as the vines mature.

     Research and Development

     R.H. Phillips conducts research in several areas in an effort to improve vineyard yield, wine quality and processing efficiency. Vineyard research includes testing irrigation levels, soil amendments, cover crops, and trellising, clonal and rootstock performance as well as canopy management techniques. Winemaking research is carried out on a year round basis, and has included experiments with yeast strains, enzymes, fermentation techniques, fruit maturities, and extensive barrel evaluation trials.

     R.H. Phillips actively exchanges viticultural and winemaking information with other firms in the industry and maintains a close working relationship with the faculty of the Department of Enology and Viticulture at the University of California at Davis. Staff members of R.H. Phillips have visited several wineries in Europe and Australia, and personnel from French, Australian and South African wineries and vineyards have toured its facilities. These visits have resulted in a valuable exchange of technical information.

     Competition

     The California table wine industry in 1998 had approximately $5.1 billion in sales, according to the December 1998 edition of WINEDATA published by Gomberg, Fredrikson and Associates.
There are approximately 900 California wineries marketing wines in the high premium product category, which includes the super premium and ultra premium categories. The three largest wineries, known as "the Big Three," are E. & J. Gallo, Canandaigua West, and The Wine Group. The shipment volume of the Big Three in 1998 accounted for approximately 58% of total wine sales from California producers. R.H. Phillips is the 22nd largest shipper of wines in California, according to the 1998 edition of WINEDATA.

     The California wine industry is extremely competitive. Many new wineries have been established in the last few years which compete to some extent with R.H. Phillips. Management believes that competition in the wine industry will likely increase, which could potentially reduce future profits. Plantings of vineyards have increased over the last several years. As a result, there may be certain grape varietals that will be in oversupply in the future as the vineyards begin to produce crops. Such an oversupply may result in increased pressure on wine prices.

     Trademarks

     R.H. Phillips has adopted a program to establish and protect its trademarks and trade names. R.H. Phillips has obtained federal registrations for its EXP, Toasted Head, Night Harvest, Mistura and Chateau St. Nicholas trademarks from the U.S. Patent & Trademark Office, and has applied to register additional word and design trademarks.

     Employees

     R.H. Phillips employs 110 people full-time. In addition, R.H. Phillips employs temporary labor for vineyard development, pruning and harvest, and winery crush and bottling. None of R.H. Phillips' employees are covered by a collective bargaining agreement and R.H. Phillips is unaware of any labor disputes with its employees.

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

     Due to R.H. Phillips' warmer climate and careful farming practices, the Phylloxera infestation in its vineyards was somewhat delayed. However, of the 1,555 acres of vineyards currently owned or leased by R.H. Phillips, 187 acres have rootstock known to be susceptible to Phylloxera. Based on tests performed by R.H. Phillips, management believes that portions of these 187 acres show physical symptoms of decline. R.H. Phillips is using a variety of methods to combat Phylloxera infestation. Vines which are not severely damaged or are not yet infested are grafted onto resistant rootstock, or new vines on resistant rootstock are planted between the Phylloxera infested vines, which are then allowed to deteriorate. R.H. Phillips replaced the more severely damaged vines and the Phylloxera susceptible vines bearing grape varieties which R.H. Phillips has de-emphasized. All replacement vines have rootstock which is believed in the industry to be resistant to Phylloxera.

     In addition to Phylloxera, grape vines are subject to a variety of other damaging diseases which have afflicted California vineyards. Management is unaware of any diseases in R.H. Phillips' vineyards other than normal grape growing conditions such as mildew and insect infestation. R.H. Phillips is treating these with chemical treatments and the use of organic methods, such as natural insect enemies of the pests.

     Water Supply

     R.H. Phillips has several wells on its property which have historically supplied sufficient quantities of water for irrigation. However, there can be no assurance that the wells will provide sufficient water during a severe drought. Future expansion of vineyards in the Dunnigan Hills region may be limited by the availability of water.

     Regulation

     The U.S. wine industry is subject to substantial federal, state and local regulation. The Bureau of Alcohol, Tobacco and Firearms ("BATF") is the federal agency primarily responsible for regulating the production and sale of wine. The BATF has promulgated numerous regulations relating to the wine industry. These regulations include the licensing of wine producers, limitations on chemical additives in wines, advertising standards, labeling requirements and numerous other aspects of wine production and sales. The BATF also collects federal excise taxes on wine. The amount of federal excise tax is based on the total volume of wine shipped and the alcohol content of that wine. The current federal excise tax on wines shipped by R.H. Phillips is $1.07 per gallon for wines containing less than 14% alcohol and $1.57 per gallon for wines containing more than 14% alcohol. Less than 1% of the wine shipped by R.H. Phillips during 1998 contained more than 14% alcohol.

     State governments also regulate the production, shipment and marketing of wine. The wine regulatory agency in California is the Department of Alcoholic Beverage Control. The California state excise tax is $0.20 per gallon of wine sold into California. Missouri and Wisconsin also collect excise taxes based on the volume of sales into those states. Although the laws and regulatory requirements of other states differ, most states require that wineries be licensed by the appropriate state authorities before they are allowed to ship wine into the state. R.H. Phillips has obtained licenses from those other states in which it believes it is necessary to be licensed. Most states also require prior state approval of wine labels and set other standards for the manufacture and sale of wine. Wineries are subject to periodic inspections and audits by the BATF and state alcohol regulatory authorities.

     In addition to alcohol-related governmental regulations, grape growers, wine producers and wine shippers are subject to a broad range of other regulatory requirements, such as local zoning regulations, and regulations governing the use, storage and disposition of pesticides, fuels and other chemicals. R.H. Phillips believes it is in substantial compliance with all material applicable laws and regulations relating to its business. Management is unaware of any environmental problems on or near the vineyard or winery that would have a material adverse effect on the financial condition of R.H. Phillips.

     Seasonality

     R.H. Phillips usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. In 1998, 33% of total sales occurred during this period. R.H. Phillips' expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn due to harvest and crush activities and to fund vineyard and winery expansions.

     Working Capital

     R.H. Phillips typically keeps large amounts of inventories on hand. Inventories include the current grape crop, bulk wine stored in tanks and barrels, packaging supplies and bottled wines. R.H. Phillips generally keeps sufficient finished product on hand to allow rapid turnaround of wine orders and bottle aging. Management believes that large inventories are standard in the wine industry for these reasons.

     Year 2000

     R.H. Phillips is reviewing its potential exposure to the "Year 2000 Problem", which results from computer programs being written using two digits rather than four to define the applicable year. As a result of this problem, computer programs that are not "Year 2000 compliant" may recognize a date using "00" as the year 1900 rather than 2000. The impact of the Year 2000 Problem on R.H. Phillips is difficult to assess at this time, but the Year 2000 Problem could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process sales, send invoices, retain accurate data or engage in normal business activities. The Year 2000 Problem may also affect the operations of suppliers, distributors, vendors and others with whom R.H. Phillips does business, thereby adversely affecting R.H. Phillips as well.

     R.H. Phillips is conducting an assessment of its own information technology systems and non-information technology systems to ascertain whether they are Year 2000 compliant. R.H.
Phillips is also in the process of assessing the potential effect upon its operations of Year 2000 Problems encountered by its suppliers, customers, bank and others with whom it does business. Although
R.H. Phillips is implementing measures to reduce its potential exposure to the Year 2000 Problem, due to the general uncertainty over the Year 2000 readiness of third parties, R.H. Phillips is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

     R.H. Phillips uses several information technology systems, some of which may be affected by the Year 2000 Problem.
Management has reviewed its critical computer systems in order to determine whether any software requires updating or replacement, and has determined that its primary financial and operating software is not Year 2000 compliant. The software supplier is in the process of making the software Year 2000 compliant, and has advised R.H. Phillips that it will bear the costs of the modification. Although the supplier has informed R.H. Phillips that the software will be Year
2000 compliant by mid 1999, R.H. Phillips cannot be certain that the supplier will be able to meet this deadline. R.H. Phillips has also agreed to provide personnel to assist in software testing scheduled for the first half of 1999. The costs incurred by R.H. Phillips in connection with this testing will be expensed as incurred.
Management does not believe that these costs will have a material impact on R.H. Phillips' financial condition. If the supplier does not make the software Year 2000 compliant within a reasonable time, it may be necessary for R.H. Phillips to purchase alternate financial and operating software. Management believes that the cost of purchasing and installing new financial and operating software will not have a material impact on R.H. Phillips' financial condition, results of operations or cash flows.

     R.H. Phillips is also reviewing its non-information technology systems for potential exposure to the Year 2000 Problem. Although the review is not complete, management expects to complete its review and any necessary corrections or replacements to its non-information technology systems by mid 1999. The costs to correct or modify these systems will be expensed as incurred, while any replacement costs will be capitalized. Management does not believe that the total cost of making these systems Year 2000 compliant will be material.

     Outside parties whose exposure to Year 2000 Problems may have a material impact on R.H. Phillips' operations include its bank, major customers, and major suppliers. Management has reviewed the issue with bank representatives, and believes that the Year 2000 Problem will not materially affect R.H. Phillips' banking operations. Management believes that one or more of R.H. Phillips' customers could have their operations interrupted or terminated by Year 2000 problems. Such an event could result in the delay of payments to R.H. Phillips. Management believes that it would be impractical to attempt to measure the potential risk of such an occurrence, and that correction of Year 2000 Problems R.H. Phillips' customers experience is outside of R.H. Phillips' control. Similarly, R.H. Phillips' major suppliers may experience Year 2000 Problems, potentially delaying the shipment of necessary materials.
Management believes that it would be able to find alternate suppliers should this occur.

     The costs of the project and the date on which R.H. Phillips believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 2. Description of Property

     R.H. Phillips owns or leases 2,696 acres of land in California's Dunnigan Hills region, located in northern Yolo County. A total of 1,555 acres are currently planted in vineyards, of which 1,220 are mature and produced a crop in 1998. R.H. Phillips planted 347 acres in 1997, which should mature and produce an initial crop in 1999.

     R.H. Phillips' winery facility and administrative headquarters are located on R.H. Phillips' land. The winery facility includes bottling, barrel storage and warehouse buildings, wine storage and
fermentation tanks, and grape processing equipment.   R.H. Phillips
owns or leases 13,500 oak barrels capable of holding 797,000 gallons. R.H. Phillips' wine tank capacity is 1,721,000 gallons, for a total capacity of 2,518,000 gallons. The maximum bulk wine on hand at one time during 1998 was 1,925,000 gallons. R.H. Phillips leases an off-site warehouse building with storage capacity of 300,000 cases of wine. The maximum number of cases on hand at one time during 1998 was 162,000. R.H. Phillips plans to purchase additional tanks, barrels and processing equipment during 1999 to accommodate planned growth.

     In May 1997, R.H. Phillips sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance Company ("Hancock"). In connection with that transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for
a term that expires on December 31, 2012.   The lease requires R.H.
Phillips to pay rent of $161,000 per calendar quarter beginning in January 1999.

     R.H. Phillips has granted to Metropolitan Life Insurance
Company ("Metropolitan") a deed of trust on certain real property and a security interest in certain equipment and other assets as security for a long term loan R.H. Phillips received from Metropolitan. R.H. Phillips maintains insurance policies with respect to its principal properties which, in management's opinion, are adequate in view of the value of the property and the nature of its business.

Item 3.  Legal Proceedings

     R.H. Phillips is not the subject of any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                          PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     R.H. Phillips' Common Stock is listed on the Nasdaq
National Market. As of March 9, 1999, there were 349 holders of record of R.H. Phillips' Common Stock.

     The high and low bid prices for the Common Stock by quarter for the past two years are as follows:

Year Ended December 31, 1998
  First Quarter . . . . . . . . . . . . .    $3.56  $2.50
  Second Quarter  . . . . . . . . . . . .    $3.88  $2.88
  Third Quarter . . . . . . . . . . . . .    $4.00  $3.00
  Fourth Quarter. . . . . . . . . . . . .    $3.38  $2.50
Year Ended December 31, 1997
  First Quarter . . . . . . . . . . . . .    $4.13  $2.75
  Second Quarter  . . . . . . . . . . . .    $4.38  $3.06
  Third Quarter . . . . . . . . . . . . .    $4.44  $3.44
  Fourth Quarter. . . . . . . . . . . . .    $4.25  $3.00

     The information concerning the high and low bid prices is based on information R.H. Phillips obtained from the Nasdaq
National Market.

     R.H. Phillips has not paid dividends on its Common Stock to date. Management intends to reinvest earnings in the development of its business and does not anticipate paying Common Stock dividends for the foreseeable future. The Board of Directors may reevaluate its policies with respect to the payment of Common Stock dividends in the future.

     Payment of dividends on the Common Stock is subject to certain limitations under R.H. Phillips' loan agreements with Metropolitan and U.S. Bank of California ("U.S. Bank"). In addition, the Senior Preferred Stock of R.H. Phillips provides that semi-annual dividends payable on those shares must be paid in full or set aside for payment before any dividends are paid on the Common
Stock.

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

Forward-Looking Statements

     R.H. Phillips provides in this report and elsewhere from time to time forward-looking statements regarding R.H. Phillips, its products, the wine business, and general business and economic conditions. Examples of forward-looking statements include projections regarding future expansion, trends in the wine industry, sources of supply, costs of production, profit margins, and availability and sources of financing. The actual results of R.H. Phillips may vary due to a variety of factors, including the following:

     Availability of Future Financing. R.H. Phillips may continue to heavily depend upon its ability to raise additional debt or equity financing for its working capital and capital expansion needs. The ability to raise financing is in turn dependent upon a variety of factors, some of which are outside the control of R.H. Phillips.
These factors include, but are not limited to, interest rates, the availability of financing sources, and general economic conditions.
If interest rates increase or other financing becomes unavailable or more costly to obtain, R.H. Phillips may not be able to raise sufficient capital to supply its needs.

     Costs of Expansion. Management has based its assumptions concerning the costs of expansion on assumptions which it believes are reasonable. However, there can be no assurance that R.H.
Phillips' estimates will prove to be correct. If costs are higher than anticipated, R.H. Phillips may be required to raise an even greater amount of financing or reduce the rate of facility expansion.

     Costs of Production. Statements with respect to the general decline in R.H. Phillips' cost of production are based on management's assumptions concerning the likely levels of future sales by R.H. Phillips, projected yields from R.H. Phillips' vineyards and the cost and availability of bulk wine and grapes from the spot market. For example, if R.H. Phillips' sales increase at a faster rate than anticipated or R.H. Phillips' grape production is lower than projected, R.H. Phillips could be forced to make additional purchases of grapes and wine on the spot market. Management believes that such events could increase R.H. Phillips' costs of production.

     Market Conditions. Assumptions as to the desirability of expansion are based to a great extent on management's beliefs concerning the current status of and trends within the wine industry. Market conditions in the wine industry have changed substantially from time to time. To the extent market conditions change substantially in the future, the rate at which R.H. Phillips deems it advisable to expand its vineyard and winery facilities may be adjusted.

     Other Factors. A variety of other factors could affect the actual results of R.H. Phillips. These include changes in economic conditions, unexpected adverse weather or growing conditions, reduction or increases in consumer demand, changes in governmental regulation concerning the production and sale of wine, and increased competition from foreign or domestic wine producers.

Seasonality

     R.H. Phillips usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. In 1998, 33% of total sales occurred during this period. R.H. Phillips' expenditures fluctuate throughout the year based on vineyard and winery activities.

Expenditures typically peak during the summer and early autumn due to harvest and crush activities and expenditures to fund vineyard and winery expansions.

Costs of Production

      R.H. Phillips' vineyards produced 7,700 tons of grapes in 1998, compared to 5,100 tons in 1997. The increase was primarily due to production from new vineyards. R.H. Phillips has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes and reduce its cost of goods. R.H. Phillips anticipates that the full benefit of the vineyard expansion should continue to be realized over the next several years as the vines mature.

Results of Operations

Year Ended December 31, 1998

     Net Sales

     Net sales in 1998 were $21,720,000, a 26% increase over net sales of $17,258,000 during 1997. Excluding the sales of bulk wines and other items, net sales were $20,791,000 in 1998, a 28% increase over net sales of $16,245,000 in 1997. The average selling price per case increased from $43.73 in 1997 to $51.28 in 1998, due to increased sales of higher priced super premium products and price increases on most of R.H. Phillips' products. Sales of R.H. Phillips' super premium wines increased from 15,000 cases in 1997 to 56,000 cases in 1998. R.H. Phillips sold 405,000 cases in 1998, an increase of 9% from 371,000 cases in 1997. The increase in sales volume was primarily due to more favorable weather conditions during 1997 as compared to 1996, which increased wine available for sale in 1998.

     Gross profit

     Gross profit was $10,442,000 in 1998, a 45% increase over $7,204,000 in 1997. Excluding the sales of bulk wines and other items, and inventory write downs, gross profit was $11,115,000 in 1998, compared to $7,046,000 in 1997. Gross margins were 48% in 1998, compared to 42% in 1997. The higher gross margin in 1998 as compared to 1997 was primarily due to the higher average price per case. Excluding inventory write downs, the cost per case was substantially the same in 1998 as 1997.

     During 1998 R.H. Phillips wrote down inventory by $597,000 and recorded a $123,000 charge associated with inventory purchase commitments. The adjustments were largely due to bulk wine inventory and bulk wine purchase commitments associated with two low margin products R.H. Phillips plans to discontinue. R.H. Phillips intends to sell these bulk wines in 1999.

     Selling Expenses

     Selling expenses were $4,747,000, or 22% of sales, in 1998, an increase from $3,359,000, or 19% of sales, in 1997. The
$1,388,000 increase is primarily due to higher sales promotion and labor costs.

     General and Administrative Expenses

     General and administrative expenses in 1998 were $962,000, an increase from $918,000 in 1997. The $44,000 increase is primarily due to higher labor costs. As a percentage of net sales, general and administrative expenses declined from 5% in 1997 to 4% in 1998.

     Interest Expense

     Interest expense in 1998 was $1,271,000, compared to $908,000 in the prior year. R.H. Phillips capitalized $420,000 of additional interest pertaining to vineyard and winery development during 1998, and $624,000 during 1997. The increase in total interest in 1998 is primarily due to borrowings to fund winery and vineyard expansion and working capital increases. The interest is attributable to R.H. Phillips' borrowings on R.H. Phillips' bank line of credit and other debt obligations.

     Other Income, net

     Other income was $17,000 in 1998, compared to $105,000
in 1997.   The income in both years was primarily from vineyard
management fees, and was partly offset in 1998 by the charges resulting from the removal of nonperforming vineyards.

     Provision for Income Taxes

     Income tax expense for the year ended December 31, 1998 was $1,388,000, and increase of $598,000 over 1997. The increase in income tax expense is primarily due to higher income in 1998 as compared to 1997. R.H. Phillips' effective income tax rate alo increased from 37% in 1997 to 40% in 1998. The increase in the effective rate is due to a decrease in the state manufacturer's investment tax credit available to R.H. Phillips as a percent of taxable income.

     Net Income

     R.H. Phillips generated net income of $2,091,000 in 1998, compared to $1,334,000 in 1997. The $757,000 or 57% increase was primarily due to higher gross profit, which was partially offset by increased selling expenses.

Year Ended December 31, 1997

     Net Sales

     Net sales in 1997 were $17,258,000, an increase of 2% over net sales of $16,928,000 during 1996. Excluding the sales of bulk wines and other items, net sales were $16,245,000 in 1997, an increase of 3% over sales of $15,820,000 in 1996. The average selling price per case increased from $39.33 in 1996 to $43.73 in 1997. R.H. Phillips sold 371,000 cases in 1997, a decrease of 8% from 402,000 cases in 1996. The decrease was primarily due to adverse weather conditions during the 1996 growing season which reduced the availability of wine to sell in 1997.

     Gross profit

     Gross profit was $7,204,000 in 1997, a 6% increase over $6,792,000 in 1996. Excluding the sales of bulk wines and other items, gross profit was $7,046,000 in 1997, compared to $6,554,000 in 1996. Gross margins were 42% in 1997, compared to 40% in 1996. The cost per case increased during 1997 primarily due to higher prices of bulk wines and grapes purchased from outside parties and the below average harvest experienced by R.H. Phillips in 1996. R.H. Phillips implemented price increases during 1997 to compensate for higher prices of bulk wine and grapes. As a result, gross margins increased in 1997 despite higher costs.

     Selling Expenses

     Selling expenses were $3,359,000, or 19% of sales, in 1997, an increase from $3,054,000, or 18% of sales, in 1996. The
$305,000 increase is primarily due to higher labor costs.

     General and Administrative Expenses

     General and administrative expenses were $918,000, or 5% of sales, in 1997, an increase from $800,000, or 5% of sales, in 1996. The $118,000 increase is primarily due to higher labor costs.

     Interest Expense

     Interest expense in 1997 was $908,000, compared to $862,000 in 1996. R.H. Phillips capitalized $624,000 of additional interest pertaining to vineyard and winery development during 1997, and $599,000 during 1996. The increase in total interest in 1997 is primarily due to borrowings to fund winery and vineyard expansions. The interest is attributable to R.H. Phillips' borrowings on its bank lines of credit and other debt obligations.

     Other Income, net

     Other income was $105,000 in 1997, compared to other expense of $152,000 in 1996. The expense in 1996 was primarily due to an adjustment to accelerated depreciation of phylloxerated vineyards. The income in 1997 was primarily from vineyard management fees.

     Net Income

     R.H. Phillips generated net income of $1,334,000 in 1997, compared to $1,293,000 in 1996. The $41,000 increase was primarily due to higher gross profit, which was partially offset by increases in selling, general, and administrative expenses.

Liquidity and Capital Resources

     R.H. Phillips has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. R.H. Phillips has made substantial capital expenditures to expand its vineyards and winery facilities in order to obtain production efficiencies through vertical integration and increased product sales. R.H. Phillips' cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, R.H. Phillips has depended upon debt, equity, and lease financing for its expansion needs.

     R.H. Phillips had cash totaling $151,000 on December 31, 1998, an increase from $109,000 on December 31, 1997. Sources of cash during 1998 included cash from operations of $2,119,000 and proceeds from long-term debt of $17,450,000. Cash used during 1998 included $6,603,000 invested in plant and equipment and $11,954,000 to repay long-term debt.

     Current assets increased by $3,528,000 during 1998, primarily due to an increase in inventories from $9,928,000 on December 31, 1997 to $12,674,000 on December 31, 1998. The
increase is primarily due to larger quantities of bulk and case wine. Current liabilities increased by $742,000 during 1998, primarily due to an increase in accrued selling expenses. These factors caused net working capital to increase $2,786,000, from $9,999,000 on December 31, 1997 to $12,785,000 on December 31, 1998.

     R.H. Phillips has several long-term loans, the largest of which was obtained from Metropolitan Life Insurance Company ("Metropolitan"). R.H. Phillips borrowed $7,500,000 from Metropolitan in January 1995. In December 1997, R.H. Phillips refinanced the loan at a lower interest rate and borrowed additional funds from Metropolitan, making the total principal amount $11,000,000. The unpaid principal under the loan accrued interest at an annual rate of 7.79% until March 15, 1999, at which date the annual rate increased to 8.04%. R.H. Phillips is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time R.H. Phillips will be required to make a balloon payment of $200,000.

     R.H. Phillips has a line of credit of $10,000,000 with U.S.
Bank of California ("U.S. Bank") to finance its working capital requirements. The line of credit is secured by accounts receivable, inventory and unencumbered farm equipment, and matures in April
2000. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at R.H. Phillips' option. The balance on the line at December 31, 1998 was $7,997,000.

     In May 1997, R.H. Phillips sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance
Company ("Hancock"). In connection with that transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. R.H. Phillips received proceeds from the sale of $5,384,000. The lease provides that R.H. Phillips pay rent of $161,000 per calendar quarter beginning in 1999. The lease is accounted for as an operating lease.

     In March 1996, R.H. Phillips sold 500,000 shares of Senior Redeemable Preferred Stock (the "Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock to Hancock. The net proceeds R.H. Phillips derived from the sale of the Senior Preferred Stock and the warrants, after payment of offering expenses, were $4,785,000. The Senior Preferred Stock bore a cumulative annual dividend of $1.20 per share, payable semiannually. During the first four years after issuance, 50% of the dividend was payable in cash and 50% of the dividend was payable in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share.

     In March 1999, R.H. Phillips exchanged, at par, all shares of the Senior Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable Exchangeable Preferred Stock ("Exchangeable Preferred"). The subordinated debt carries an annual interest rate of 14%, payable semi-annually. The Exchangeable Preferred bears a cumulative annual dividend of $1.20 per share payable semiannually in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share. After March 15, 2000, R.H. Phillips has the option to convert the Exchangeable Preferred to unsecured subordinated debt at an interest rate to be determined at the time of conversion. If the Exchangeable Preferred is not converted at March 15, 2000, the $1.20 per share dividend will become payable in cash. The subordinated debt, including any amount converted from Exchangeable Preferred, can be paid, at R.H. Phillips' option, after March 15, 2001. R.H. Phillips is required to make principal payments (including redemption payments if the Exchangeable Preferred is not converted to subordinated debt) of $1,666,666 in 2004, $1,666,667 in 2005 and $1,666,667 in 2006.

     R.H. Phillips expanded its winery production facilities in 1998 at a cost of $3,287,000. The items purchased include stainless steel storage and fermentation tanks, presses, barrels and grape handling equipment. R.H. Phillips also began construction on a tasting room and conference facility during 1998. R.H. Phillips invested $684,000 in the tasting room during 1998, and estimates that the final cost, including costs incurred prior to 1998, will be approximately $900,000. Management plans to invest an estimated $5,000,000 in tanks, barrels and other equipment during 1999. Additional winery expansion projects are anticipated for the future to handle increased production from R.H. Phillips' recently planted vineyards. R.H. Phillips invested $1,652,000 in 1998 to continue development of vineyards, and plans to invest an estimated $800,000 during 1999. R.H. Phillips financed 1998 capital projects primarily with the proceeds from the Metropolitan refinance and other term debt, and plans to fund 1999 capital projects with internally generated funds and additional debt.

     Phylloxera infestation may have a negative impact on R.H. Phillips' future grape production. Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death. Of R.H. Phillips' 1,555 acres of vineyard, 187 acres have root stock which is susceptible to Phylloxera. Management estimates these vineyards will be commercially productive for ten years (until
2004), as compared with twenty-five years generally estimated for vineyards without Phylloxera. The reduction in vineyard useful life causes an increase in depreciation and maintenance expense. The increased expenses are added to the cost of grapes harvested, thus increasing cost of sales. R.H. Phillips has replaced the majority of Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera.

Item 7.  Financial Statements

     The audited financial statements of R.H. Phillips are set forth in this report beginning at page F-1.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Form 8-K, Item 4. Changes in Registrant's Certifying
Accountants, dated November 30, 1998, was filed with the Securities and Exchange Commission on December 3, 1998 and is incorporated herein by reference.

                        PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

     Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act is presented in R.H. Phillips' Proxy Statement for the 1999 Annual
Meeting of Shareholders, and is incorporated by reference herein.

Item 10.  Executive Compensation

     Executive Compensation is presented in R.H. Phillips'
Company's Proxy Statement for the 1999 Annual Meeting of
Shareholders, and is incorporated by reference herein.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     Security Ownership of Certain Beneficial Owners and
Management is presented in R.H. Phillips' Company's Proxy
Statement for the 1999 Annual Meeting of Shareholders, and is incorporated by reference herein.

Item 12.  Certain Relationships and Related Transactions

     Certain Relationships and Related Transactions is presented in R.H. Phillips' Company's Proxy Statement for the 1999 Annual
Meeting of Shareholders, and is incorporated by reference herein.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Audited Financial Statements of R.H. Phillips are attached to this annual report beginning on page F-1. Other exhibits attached to this annual report are as follow:

(a)  Exhibits

Exhibit No.     Description

 3.1 (A)        Articles of Incorporation

 3.2 (B)        Bylaws

 4.1 (B)        Form of Common Stock Certificate

10.1 (I)        Loan Agreement between R.H. Phillips and
                Metropolitan Life Insurance Company and
                Related Agreements, dated December 22,
                1997

10.2 (F)        Loan Agreement between R.H. Phillips and
                U.S. Bank and Related Agreements, dated
                May 1, 1998.

10.3 (A)        Loan Agreement between R.H. Phillips and
                Heller Financial and Related Documents,
                dated October 20, 1995

10.4 (B)        Promissory Note, dated December 31,
                1993, by RHP Vineyards, Inc., payable to
                R.H. Phillips Partners

10.5 (C) R.H. Phillips, Inc. 1995 Stock Option Plan and Forms of Incentive Stock Option and
                Nonstatutory Stock Option Agreements

10.6 (B)        Securities Purchase Agreement between
                R.H. Phillips and John Hancock Mutual Life
                Insurance Company, dated March 27, 1996

10.7 (B)        Form of Common Stock Purchase Warrant
                issued to John Hancock Mutual Life
                Insurance Company, dated March 27, 1996

10.8 (G)        Common Stock Purchase Warrant, dated
                July 30, 1996, issued to Van Kasper &
                Company

10.9 (D)        Underwriting Agreement, dated July 30,
                1996, between R.H. Phillips and Van
                Kasper & Company

10.10 (B)       Common Stock Purchase Warrant issued to
                Capitol Bay Securities, dated March 31,
                1995.

10.11 (E)       Description of Compensation Arrangements
                with Victor Motto, director of R.H. Phillips

10.12 (G)       Loan agreement between R.H. Phillips and
                U.S. Bancorp and Related  Agreements,
                dated December 31, 1996

10.13 (H)       Real Estate Purchase Contract, Agricultural
                Sublease and Related Agreements between
                R.H. Phillips and Farmland Management
                Services, dated January 24, 1997

10.14 (H)       Amendment to the Real Estate Purchase
                Contract, Agricultural Sublease and Related
                Agreements between R.H. Phillips and
                Farmland Management Services, dated
                January 24, 1997

10.15 (I)       Employment Agreement between R.H.
                Phillips and John Giguiere, dated March 3,
                1998

10.16 (I)       Employment Agreement between R.H.
                Phillips and Karl Giguiere, dated March 3,
                1998

10.17 Securities Exchange Agreement between R.H. Phillips and John Hancock Mutual Life Insurance Company, dated March 12, 1999

10.18 Form of Subordinated Note between R.H. Phillips and John Hancock Mutual Life Insurance Company, dated March 15, 1999

16.1 (J)        Letter from KPMG regarding the change in R.H.
                Phillips' Certifying Accountants

23.1            Consent of KPMG LLP, Certified Public Accountants

23.2            Consent of Ernst and Young LLP, Independent Auditors

27.1            Financial Data Schedule

(A) Filed as an exhibit to R.H. Phillips' Annual Report on Form
10-KSB for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(B) Filed as an exhibit to R.H. Phillips' Annual Report on Form
10-KSB for the fiscal year ended December 31, 1994 and incorporated by reference herein.

(C) Filed as an exhibit to R.H. Phillips' Quarterly Report on Form 10-QSB for the nine month period ended September 30, 1995 and incorporated by reference herein.

(D) Filed as an exhibit to R.H. Phillips' Registration Statement on Form SB-2, dated June 5, 1996, and incorporated by reference herein.

(E) Filed as an exhibit to R.H. Phillips' Registration Statement on Form SB-2, Amendment No. 2, dated July 16, 1996, and incorporated by reference herein.

(F) Filed as an exhibit to R.H. Phillips' Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998 and incorporated by reference herein.

(G) Filed as an exhibit to R.H. Phillips' Annual Report on Form
10-KSB for the fiscal year ended December 31, 1996 and incorporated by reference herein.

(H) Filed as an exhibit to R.H. Phillips' Quarterly Report on Form 10-QSB for the six month period ended June 30, 1997 and incorporated by reference herein.

(I) Filed as an exhibit to R.H. Phillips' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated by reference herein.

(J) Filed as an exhibit to R.H. Phillips' Form 8-K dated November
30, 1998 and incorporated by reference herein.

     (b) Current Reports on Form 8-K.

          Form 8-K, Item 4. Changes in Registrant's
Certifying Accountants, dated November 30, 1998, was filed with the Securities and Exchange Commission on December 3, 1998 and is incorporated by reference.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     R.H. PHILLIPS, INC.

                     By://s//John E. Giguiere
                        --------------------------------
                        John E. Giguiere, Co-President and
                        Co-Chief Executive Officer

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

     Signature                 Title                     Date
     ---------                 -----                     ----


//s//John E. Giguiere    Co-President, Co-Chief          3/31/99
---------------------    Executive Officer,  Director    -------
John E. Giguiere         (Principal Executive Officer)

//s// Karl E. Giguiere   Co-President, Co-Chief          3/26/99
----------------------   Executive Officer, Director     -------
Karl E. Giguiere         (Principal Executive Officer)

//s// Michael J. Motroni Vice President, Finance         3/25/99
------------------------ (Principal Financial            -------
Michael J. Motroni       Officer)

//s//Richard A. Pierce   Controller (Principal           3/25/99
----------------------   Accounting Officer)             -------
Richard A. Pierce

//s//Lane C. Giguiere    Vice President,                 3/31/99
---------------------    Secretary, Director             -------
Lane C. Giguiere

//s// R. Ken Coit        Director                        3/31/99
---------------------                                    -------
R. Ken Coit

//s//Victor L. Motto     Director                        3/31/99
----------------------                                   -------
Victor L. Motto

                         R.H. PHILLIPS, INC.

                         FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1998 AND 1997


                                 with

                    REPORT OF INDEPENDENT AUDITORS

                       R.H. Phillips, Inc.


                       Financial Statements

                    December 31, 1998 and 1997




Reports of Independent Auditors...........................................F2

Audited Financial Statements
  Balance Sheet...........................................................F4
  Statements of Income....................................................F5
  Statements of Shareholders' Equity......................................F6
  Statements of Cash Flows................................................F7
  Notes to Financial Statements...........................................F8

              Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Shareholders
R.H. Phillips, Inc.

We have audited the accompanying balance sheet of R.H. Phillips, Inc. as of December 31, 1998, and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.H. Phillips, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                      //s//ERNST & YOUNG LLP

Sacramento, California
March 18, 1999

                       Independent Auditors' Report



The Board of Directors
R.H. Phillips, Inc.:


We have audited the accompanying statements of operations, shareholders' equity, and cash flows of R.H. Phillips, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of R.H. Phillips, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                     //s//KPMG LLP



Sacramento, California
March 13, 1998

                            R.H. Phillips, Inc.

                              Balance Sheet

                (In thousands, except share information)

                                                                 December
                                                                 31, 1998
                                                                 --------
Assets
Current assets:
   Cash                                                           $   151
   Accounts receivable                                              2,982
   Inventories                                                     12,674
   Prepaid expenses and other current assets                        1,117
                                                                  -------
Total current assets                                               16,924

Property, plant and equipment, net                                 33,213

Other assets                                                          711
                                                                  -------
                                                                  $50,848
                                                                  =======
Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                           $ 1,794
   Accounts payable                                                 1,058
   Accrued payroll and related                                        329
   Accrued selling expenses                                           482
   Other accrued liabilities                                          476
                                                                  -------
Total current liabilities                                           4,139

Long-term debt                                                     21,728
Deferred income taxes                                               2,082
Deferred gain and vineyard development costs                          212
Commitments and contingencies (Note 7)

Redeemable preferred stock, redeemable at $5,000,000                4,554

Shareholders' equity:
   Non-redeemable preferred stock, no par value, 4,500,000
      shares authorized, none issued and outstanding
   Common stock, no par value, 12,500,000 shares
      authorized, 6,531,831 shares issued and outstanding          14,341
   Additional paid-in capital                                         337
   Retained earnings                                                3,455
                                                                  -------
Total shareholders' equity                                         18,133
                                                                  -------
                                                                  $50,848
                                                                  =======

[FN]
See accompanying notes.

                         R.H. Phillips, Inc.

                        Statements of Income

              (In thousands, except share information)

                                                            Year ended
                                                           December 31,
                                                           ------------
                                                         1998         1997
                                                         ----         ----
Net sales                                               $21,720     $17,258

Cost of sales                                            11,278      10,054
                                                        -------     -------
Gross profit                                             10,442       7,204

Selling expenses                                          4,747       3,359

General and administrative expenses                         962         918
                                                        -------     -------
Operating income                                          4,733       2,927

Interest expense                                         (1,271)       (908)

Other income, net                                            17         105
                                                        -------     -------
Income before provision for income taxes                  3,479       2,124

Provision for income taxes                               (1,388)       (790)
                                                        -------     -------
Net income                                              $ 2,091     $ 1,334
                                                        =======     =======

Net income                                              $ 2,091     $ 1,334

Dividends and accretion on Redeemable Preferred Stock      (343)       (337)
                                                        -------     -------
Net income applicable to Common Shareholders            $ 1,748     $   997
                                                        =======     =======

Net income per share - basic and diluted                $   .27     $   .15
                                                        =======     =======
Shares used in per share calculations:
 - Basic                                              6,582,559   6,468,800
 - Diluted                                            6,583,105   6,469,514

[FN]
See accompanying notes.

                       R.H. Phillips, Inc.

                 Statements of Shareholders' Equity

               Years ended December 31, 1998 and 1997
              (In thousands, except share information)




                                             Common Stock      Additional  Retained  Total
                                             ------------        Paid-in   Earnings
                                            Shares    Amount     Capital
                                            ------    ------    ---------  -------  -------
Balance at December 31, 1996              5,957,550   $12,323   $     337  $ 1,310  $13,970


Accretion of Redeemable Preferred Stock          --        --          --      (37)     (37)


Issuance of Common Stock                    393,163     1,418          --       --    1,418


Dividend on Redeemable Preferred Stock           --        --          --     (300)    (300)


Issuance of stock dividend                   82,469       300          --     (300)      --


Net income                                       --        --          --    1,334    1,334
                                          ---------   -------    --------  -------  -------

Balance at December 31, 1997              6,433,182    14,041         337    2,007   16,385


Accretion of Redeemable Preferred Stock          --        --          --      (43)     (43)


Dividend on Redeemable Preferred Stock           --        --          --     (300)    (300)


Issuance of stock dividend                   98,649       300          --     (300)      --


Net income                                       --        --          --    2,091    2,091
                                          ---------   -------    --------  -------  -------


Balance at December 31, 1998             6,531,831    $14,341    $    337  $ 3,455  $18,133
                                         =========    =======    ========  =======  =======

[FN]
See accompanying notes.

                          R.H. Phillips, Inc.

                      Statements of Cash Flows

                           (In thousands)
                                                                Year ended
                                                                December 31,
                                                                ------------
                                                               1998      1997
                                                               ----      ----
Cash flows from operating activities:
Net income                                                    $ 2,091  $ 1,334
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred income taxes                                          485      355
   Depreciation and amortization                                2,206    1,829
   Loss on disposal of property, plant and equipment              136       55
   Net changes in assets and liabilities:
      Accounts receivable                                        (469)     618
      Inventories                                              (2,746)  (1,722)
      Prepaid expenses and other current assets                   (85)    (254)
      Other assets                                               (101)     (83)
      Accounts payable                                            241   (1,360)
      Accrued payroll and related                                  64      108
      Accrued selling expenses                                    258       51
      Other accrued liabilities                                    39     (246)
                                                              -------  -------
Net cash provided by operating activities                       2,119      685

Cash flows from investing activities:
Purchase of property, plant and equipment                      (6,603)  (6,910)
Proceeds from sale of property, plant and equipment                14    5,419
                                                              -------  -------
Net cash used in investing activities                          (6,589)  (1,491)

Cash flows from financing activities:
Cash dividends paid                                              (300)    (300)
Proceeds from long-term debt and notes payable                 17,450   26,222
Principal payments on long-term debt and notes payable        (11,954) (24,598)
Payment for development of leased vineyards and related fees     (680)    (637)
Other financing activities, net                                    (4)     (81)
                                                              -------  -------
Net cash provided by financing activities                       4,512      606
                                                              -------  -------
Increase (decrease) in cash                                        42     (200)
Cash at beginning of year                                         109      309
                                                              -------  -------
Cash at end of year                                           $   151  $   109
                                                              =======  =======
Other cash flow information:
Interest paid (including capitalized interest of
$420 and $624 in 1998 and 1997, respectively)                 $ 1,520  $ 1,438
Income taxes paid                                             $ 1,118  $   649
Noncash transactions:
Issuance of notes payable to finance inventory,
  property, plant and equipment purchased                     $     4  $   552
Issuance of stock dividend                                    $   300  $   300
Accretion of redeemable preferred stock                       $    43  $    37
Conversion of subordinated debt to common stock (net of
  issuance costs of $105)                                     $    --  $ 1,395

[FN]
See accompanying notes.

              R.H. Phillips, Inc.

       Notes to Financial Statements

             December 31, 1998


1. Organization, Basis of Presentation and Summary of
Significant Accounting Policies

R.H. Phillips, Inc. (the "Company"), a California corporation, was formed in February 1994. The predecessor to the Company, a family farm operation, began farming grapes during 1981 and sold its first wine during 1984. The predecessor formed a limited partnership during 1989, which was merged into the Company in 1994. R.H. Phillips produces, markets, and sells popular premium and super premium California table wines. R.H. Phillips also farms vineyards which supply most of its annual grape requirements. R.H. Phillips sells most of its products to distributors for resale to restaurants, food service, wine shops, independent liquor stores and, to a lesser degree, grocery stores.

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

R.H. Phillips' long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Estimates and Certain Risks

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

The Company's three largest distributors accounted for 13%, 8% and 6% of sales in 1998 and 12%, 11% and 7% in 1997. Accounts receivable in the aggregate from the three largest distributors on December 31, 1998 was $1,226,000.

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)


1. Organization, Basis of Presentation and Summary of
Significant Accounting Policies (continued)

R.H. Phillips' wines are sold throughout the United States and in several other countries. The northeastern United States, which is the Company's largest region, accounted for 33% of sales in 1998. The northern Midwest was the second largest region with 12% of sales.

R.H. Phillips employs nine sales representatives who work with certain distributors to sell the Company's products. In addition, R.H. Phillips uses independent wine brokers. R.H. Phillips' largest sales volume is attributable to a broker whose organization generated
$9,803,000, or 45% of total sales, in 1998 and $7,793,000, or 45%
of total sales,  in 1997.

Income taxes

The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. General business tax credits will be accounted for as a reduction of federal income taxes payable under the flow-through method.

Net income per share

The Company has adopted Statement of Financial Accounting
Standards No. 128, "Earnings per Share", which requires the presentation of basic and diluted net income per share. Basic net income per share for the years ended December 31, 1997 and 1998 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares from common stock options and warrants. Potential common shares outstanding which could have a dilutive effect in the future, but were anti-dilutive for the year ended December 31, 1998, totaled 2,332,951. Basic and diluted net income per share and the weighted average number of common shares outstanding for the year ended December 31, 1997 have been restated to reflect stock dividends of 48,071 shares issued in September 1998 and 50,728 shares issued in March 1999.

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

Prospective Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Statement is effective for periods beginning after June 15, 1999. Management believes that the adoption of the Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)


1. Organization, Basis of Presentation and Summary of
Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform with the current year's presentation.

2. Inventories

Inventories consist of the following at December 31, 1998:     (In thousands)

                 Bulk wine                                         $ 9,239
                 Bottled wine                                        2,195
                 Bottling supplies and other                           501
                 Deferred crop costs                                   739
                                                                   -------
                 Total                                             $12,674
                                                                   =======

3. Property, plant and equipment

Property, plant and equipment consists of the following at December
31, 1998:

                                                              (In thousands)
                 Land                                            $  2,619
                 Vineyard improvements                             10,250
                 Buildings                                          5,458
                 Machinery and equipment                           17,112
                 Vehicles and office fixtures                       1,013
                                                                 --------
                 Total                                             36,452

                 Less accumulated depreciation                      7,853
                                                                 --------
                 Total                                             28,599

                 Construction in progress                           4,614
                                                                 --------
                 Property, plant, and equipment - net            $ 33,213
                                                                 ========

Total depreciation expense during the years ended December 31, 1998 and 1997 was approximately $2,114,000 and $1,693,000, respectively.

Construction in progress at December 31, 1998 consists of vineyard development of approximately $3,829,000, winery improvements of approximately $773,000 and vineyard equipment of approximately $12,000. Vineyard development consists of 347 acres planted in 1997, 37 acres planted in 1998, 185 acres interplanted in 1997, and 23 off-site acres planted in 1997. Management estimates the cost to complete development of these vineyards will be approximately $800,000.

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

3. Property, plant and equipment (continued)

Plant and equipment under capital leases as of December 31, 1998 is as follows:

                                                               (In thousands)
                 Machinery and equipment                         $      708
                 Less accumulated depreciation                          385
                                                                 ----------
                                                                 $      323
                                                                 ==========

Depreciation expense for machinery and equipment under capital leases was approximately $93,000 and $100,000 for the years ended
December 31, 1998 and 1997, respectively.

4. Long-term debt

                                                                (In thousands)

Long-term debt consists of the following at December 31, 1998:
  Note payable to insurance company, interest at 7.79%,               $10,340
     principal and interest payable monthly through January 2013, secured by various assets of the Company
  Note payable to bank, interest at prime or IBOR plus 150              7,997
     basis points, principal due April 2000, interest payable monthly, collateralized by accounts receivable and inventory (1)
  Note payable to bank, interest at one month LIBOR plus 330 basis      1,490
     points, principal and interest due in 42 monthly payments of
     $19,911 followed by 42 monthly payments of $29,867,
     balance due December 2003, secured by certain equipment
  Notes payable to finance company, interest between 6.66% and 7.95%,   3,078
     principal and interest payable in sixty monthly payments totaling
     $64,961 per month, balance due December 2002 through
     November 2003, secured by certain equipment
  Note payable to finance company, payable in sixty monthly               241
     installments of $10,744 plus interest at one month LIBOR plus 332 basis points, due November 2000, secured by certain equipment
  Capital lease obligations, interest between 5.13% and 20.17%,           266
     monthly payments totaling $15,934, balance due May 1999 through
     October 2002
  Other                                                                   110
                                                                      -------
  Total                                                                23,522

  Less current maturities                                               1,794
                                                                      -------
  Long-term portion                                                   $21,728
                                                                      =======

(1) Maximum amount that can be borrowed on the note is $10,000,000. The amount outstanding as of December 31, 1998 consists of $7,472,000 borrowed against the line and $525,000 in outstanding checks. $2,003,000 was available at December 31, 1998.

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

3. Long-term debt (continued)

Principal payments required on long-term debt (other than capital leases) for each of the next five years ending December 31, are as follows:

                                                    (In thousands)
                   1999                                $  1,597
                   2000                                   9,645
                   2001                                   1,664
                   2002                                   1,726
                   2003                                   1,778
                   Thereafter                             6,846
                                                        -------
                   Total                                $23,256
                                                        =======

The $9,645,000 due in 2000 consists primarily of the $7,997,000 payable to U.S. Bank.

The Company leases certain winery and other equipment under noncancellable capital leases. Future minimum lease payments under these leases for each of the next five years ending December 31 are as follows:

                                                     (In thousands)
                   1999                                 $    218
                   2000                                       34
                   2001                                       27
                   2002                                       14
                   2003                                       --
                   Total                                     293
                   Less amounts representing interest         27
                                                        --------
                   Net minimum lease payments           $    266
                                                        ========

5. Income taxes

The provision for income taxes consists of the following for the years ended December 31:

                                                           (In thousands)

                Current:                                   1998      1997
                                                           ----      ----
                   Federal                                $  903     $ 439
                   State                                      --        (4)
                                                          ------     -----
                       Total current provision               903       435

                Deferred:
                   Federal                                   284       259
                   State                                     201        96
                                                          ------     -----
                       Total deferred provision              485       355
                                                          ------    ------
                                                          $1,388    $  790
                                                          ======    ======

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

Deferred income taxes included in the balance sheet at December 31, 1998 are as follows:

                                                              (In thousands)

      Current deferred tax assets:
          Nondeductible reserves and difference between
             book and tax basis of inventory                       $   684
          State manufacturer's investment credit                         6
      Noncurrent deferred tax assets:
          Difference between book and tax basis of
            intangible assets                                          136
                                                                   -------
          Total deferred tax asset                                     826

     Noncurrent deferred tax liability:
         Difference between book and tax basis
            of property, plant and equipment                         2,218
                                                                   -------
     Net deferred tax liability                                    $ 1,392
                                                                   =======

Management believes that it is more likely than not that all the deferred tax assets as of December 31, 1998 will be realized and, therefore, no allowance for deferred tax assets was made as of December 31, 1997 or December 31, 1998.

The provision for income taxes is at an effective rate different from the statutory tax rate of 34% when applied to the pretax income of $3,479,000 and $2,124,000 for the years ended December 31, 1998 and 1997, respectively, as a result of the following:

                                                           1998       1997
                                                           ----       ----
Expected U.S. Federal income tax                            34%        34%

State franchise tax, net of federal benefit                  6%         6%
Permanent difference in basis of assets                      2%         1%
State manufacturer's investment credit                      (2%)       (6%)
Other                                                        --         2%
                                                           ----       ----
    Total                                                   40%        37%
                                                           ====       ====

The Company utilized $119,000 of the state manufacturer's investment credit in 1997 and $235,000 in 1998. The remaining carry forward of $6,000 is due to expire in 2007.

6.  Deferred gain and vineyard development costs

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

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

7. Commitments and contingencies (continued)

On September 30, 1997, the Company renegotiated the lease agreement with Hancock whereby the option to repurchase the land and vineyard at the end of the lease was given up by the Company in exchange for a right of first refusal. The lease is therefore accounted for as an operating lease.

The Company recognized deferred gain and vineyard development costs of $1,529,000 at the time of closing, which consisted of the difference between the actual costs of the property sold and the funds received by the Company. The Sale and Leaseback agreement with Hancock requires that the Company complete the vineyards that are still under development. The Company expended $1,317,000 between the date of closing and December 31, 1998 on the development of the vineyards and related expenses, decreasing the deferred gain to $212,000 at December 31, 1998. This amount will be amortized to income over the remaining life of the lease.

7. Commitments and contingencies

Lease commitments

The Company leases certain vineyards, facilities and vehicles under operating leases. Aggregate future minimum lease payments as of December 31, 1998 are as follows:
                                                               (In thousands)

                   1999                                              $   810
                   2000                                                  810
                   2001                                                  725
                   2002                                                  645
                   2003                                                  645
                   Thereafter                                          5,805
                                                                     -------
                   Total                                             $ 9,440
                                                                     =======

Total rent expense for all operating leases amounted to $103,000 for the year ended December 31, 1998.

Other contingencies

As of December 31, 1998, the Company believes that up to 187 acres of vineyard are susceptible to Phylloxera. Based on tests performed, management believes that portions of these 187 acres show physical symptoms of decline. The Company is using a variety of methods to combat Phylloxera infestation. Although this acreage will ultimately require replacement, management estimates that these vineyards will remain commercially productive for five more years. The Company has reduced the depreciable life of these vineyards to reflect the expected remaining commercial productivity.

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on the Company's financial position, results of operation, or cash flows.

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

8. Redeemable preferred stock

In March 1996, the Company completed a private placement sale of 500,000 shares of Senior Preferred Redeemable Stock ("Senior
Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock. 500,000 shares of Senior Preferred Stock were issued and outstanding as of December 31, 1998. The net proceeds the Company derived from the sale of the Senior Preferred Stock and the warrants, after offering expenses, totaled $4,785,000. The Senior Preferred Stock bore a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend was payable in cash and 50% of the dividend was payable in shares of Common Stock at a price equal to the lower of the average daily market price over a period of 20 consecutive trading days before the dividend payment date or $4.00 per share.
Thereafter, the dividend was payable in cash. The carrying value of the Senior Preferred Stock was originally $4,449,000, net of offering expenses and the estimated value of the warrants. The carrying value was $4,554,000 at December 31, 1998, and the Senior Preferred
Stock was redeemable at $5,000,000. The difference between the carrying value and the redemption value is being accreted over the life of the Senior Preferred Stock using the interest method.

In March 1999, the Company exchanged, at par, all shares of the Senior Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable Exchangeable Preferred Stock ("Exchangeable Preferred"). The subordinated debt carries an annual interest rate of 14%, payable semi-annually. The Exchangeable Preferred bears a cumulative annual dividend of $1.20 per share, payable semiannually in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share. After March 15, 2000, the Company has the option to convert the Exchangeable Preferred to unsecured subordinated debt at an interest rate to be determined at the time of conversion. If the Exchangeable Preferred is not converted at March 15, 2000, the $1.20 dividend will become payable in cash. The subordinated debt, including any amount converted from Exchangeable Preferred, can be paid, at the Company's option, after March 15, 2001. The Company is required to make principal payments (including redemption payments if the Exchangeable Preferred is not converted to subordinated debt) of $1,666,666 in 2004, $1,666,667 2005 and
$1,666,667 in 2006.

9.  Shareholders' equity

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

The Company has issued warrants to purchase Common Stock to the underwriters of both public offerings and to the holder of its Redeemable Preferred Stock. The Company issued warrants to purchase 98,713 shares of Common Stock to the underwriter of the initial public offering. These warrants are exercisable at $5.57 per share. The Company issued warrants to purchase 122,000 shares of Common Stock at a price of $5.25 to the underwriter of its secondary public offering. The holder of the Company's Redeemable Preferred Stock received warrants to purchase 1,381,321 shares of Common Stock at a price of $3.90. All underwriter warrants and warrants held by the holder of the Company's Redeemable Preferred Stock are currently exercisable. The total number of warrants outstanding as of December 31, 1998 was 1,602,034.

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

In connection with its March 1995 initial public offering, the Company issued warrants to purchase 493,563 shares of Common Stock.
Warrants to purchase 2,000 shares of Common Stock were exercised in 1997, with net proceeds to the Company of approximately $8,000.
The shareholder warrants expired on October 31, 1998.  The
Company has issued 269,346 shares of Common Stock to the holder of its Redeemable Preferred Stock as stock dividends.

Payment of dividends on the Common Stock is subject to certain limitations under the Company's loan agreements. In addition, the Senior Preferred Stock of the Company provides that semi-annual dividends payable on those shares must be paid in full or set aside for payment before any dividends are paid on the Common Stock.

10. Stock compensation plan

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock-based compensation plan been recognized consistent with FASB Statement No. 123, the Company's net income and earnings per share would have the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

10. Stock compensation plan (continued)

                                          1998           1997
                                          ----           ----
          Net income (in thousands):
             As reported                 $2,091         $1,334
             Pro forma                    1,943          1,243
          Earnings per share:
             As reported                 $ 0.27         $ 0.15
             Pro forma                     0.24           0.14

Fixed Stock Option Plan - Under the 1995 Employee Stock Option
Plan, the Company may grant options to its employees for up to 815,000 shares of Common Stock. The exercise price of each option is no less than the market price of the Company's stock on the date of the grant and an option's maximum term is ten years. Options generally vest ratably over the four years following the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the year ended December 31, 1998 assumed a dividend yield of 0%, an expected volatility of 36%, a risk-free interest rate of 5.16% and an expected term of six years.
The fair value of options granted during the year ended December
31, 1997 assumed a dividend yield of 0%, an expected volatility of 37%, a risk free interest rate of 5.71% and an expected term of six years. All assumptions in the Black-Scholes option pricing model were based on weighted averages.

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

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

10. Stock compensation plan (continued)

A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                           1998                1997
                                    ------------------  ------------------
                                              Weighted           Weighted
                                               Average             Average
                                              Exercise            Exercise
                                    Shares      Price     Shares    Price
                                    ------- ----------  -------  ---------
Outstanding at beginning of year    561,564 $     4.01  427,668  $    3.90
Granted                             170,000       5.25  196,548       4.14
Exercised                                --         --   (4,086)      3.75
Forfeited                                --         --  (58,566)      3.75
                                    -------  ---------  -------  ---------
Outstanding at end of year          731,564  $    4.29  561,564  $    4.01
                                    =======  =========  =======  =========
Options exercisable at year end     447,901  $    4.27  202,509  $    3.96
                                    =======  =========  =======  =========
Weighted average fair value of
   options granted during year               $    .80            $    1.26
                                             ========            =========

The following summarizes information about fixed options outstanding at December 31, 1998:

                                           Number outstanding at
                                             December 31, 1998
                                           -----------------------
        Range of exercise prices:
         $2.97 - $3.99                             215,956
         $4.00 - $4.99                             365,608
         $5.00 - $6.05                             150,000
                                                   -------
                                                   731,564
       Options outstanding:
           Weighted average remaining contractual life            8 years
           Weighted average exercise price                          $4.29
        Options exercisable:
           Number exercisable at December 31, 1998                447,901
           Weighted average exercise price                          $4.27