Form 10QSB
period 1999-03-31
PHILLIPS R H INC
filed 1999-05-13
CIK 925712

        U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                    Form 10-QSB


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the quarterly period ended March 31, 1999
[ ]     TRANSITION REPORT UNDER SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934
        For the transition period from _______ to ________

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
Number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1999: 6,582,559

Transitional Small Business Disclosure Format:    Yes        No   X
                                                       ---       ---

This document consists of 17 pages, excluding exhibits. The Exhibit Index is on page 17.

                      R.H. PHILLIPS, INC.

                            INDEX


Part I.   Financial Information

   Item 1.   Financial Statements ..................................3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................9

Part II.  Other Information

   Item 6.   Exhibits and Reports on Form 8-K......................15

Signatures ........................................................16

               PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                      R.H. Phillips, Inc.

                         Balance Sheet

            (In thousands, except share information)

                                                March
                                              31, 1999
                                              --------
                                             (Unaudited)
Assets
Current assets:
   Cash                                        $   226
   Accounts receivable                           2,808
   Inventories                                  13,329
   Prepaid expenses and other current assets     1,304
                                               -------
Total current assets                            17,667

Property, plant and equipment, net              33,821

Other assets                                       703
                                               -------
                                               $52,191
                                               =======
Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt        $ 1,808
   Accounts payable                              1,081
   Accrued payroll and related                     236
   Accrued selling expenses                        549
   Accrued income taxes                            318
   Other accrued liabilities                       424
                                               -------
Total current liabilities                        4,416

Long-term debt                                  22,513
Subordinated debt                                2,282
Deferred income taxes                            2,082
Deferred gain and vineyard development costs       103

Commitments and contingencies


Redeemable preferred stock,
redeemable at $2,500,000                         2,282

Shareholders' equity:
   Non-redeemable preferred stock, no par value,
   4,750,000 shares authorized, none issued
   and outstanding                                  --

   Common stock, no par value, 12,500,000 shares
   authorized, 6,582,559 shares issued and
   outstanding                                  14,491
   Additional paid-in capital                      337
   Retained earnings                             3,685
                                               -------
Total shareholders' equity                      18,513
                                               -------
                                               $52,191
                                               =======

[FN]
See accompanying notes.

                      R.H. Phillips, Inc.

                     Statements of Income

          (In thousands, except share information)

                                                       Three months ended
                                                            March 31,
                                                            ---------
                                                         1999      1998
                                                         ----      ----
                                                           (Unaudited)

Net sales                                                 $5,001   $3,988

Cost of sales                                              2,338    2,000
                                                          ------   ------
Gross profit                                               2,663    1,988

Selling expenses                                           1,311    1,018

General and administrative expenses                          260      262
                                                          ------   ------
Operating income                                           1,092      708

Interest expense                                            (378)    (278)

Other income, net                                             63       48
                                                          ------   ------
Income before provision for income taxes                     777      478

Provision for income taxes                                  (313)    (192)
                                                          ------   ------
Net income                                                $  464   $  286
                                                          ======   ======

Net income                                                $  464   $  286

Dividends and accretion on Redeemable Preferred Stock        (85)     (85)
                                                          ------   ------
Net income applicable to Common Shareholders              $  379   $  201
                                                          ======   ======

Net income per share - basic and diluted                  $  .06   $  .03
                                                          ======   ======
Shares used in per share calculations:
 - Basic                                               6,582,559 6,582,559
 - Diluted                                             6,582,559 6,582,656

[FN]
See accompanying notes.

                          R.H. Phillips, Inc.

                       Statements of Cash Flows

                             (In thousands)
                                                      Three months ended
                                                           March 31,
                                                           ---------
                                                          1999    1998
                                                          ----    ----
                                                           (Unaudited)
Cash flows from operating activities:
Net income                                               $   464  $   286
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                             669      484
   Gain on disposal of property, plant and equipment                   (5)
   Net changes in assets and liabilities:
      Accounts receivable                                    174       65
      Inventories                                           (655)    (759)
      Prepaid expenses and other current assets             (187)     102
      Other assets                                           (21)     (36)
      Accounts payable                                        23     (223)
      Accrued payroll and related                            (97)      (1)
      Accrued selling expenses                                67      142
      Accrued income taxes                                   318      123
      Other accrued liabilities                               27      (31)
                                                         -------  -------
Net cash provided by operating activities                    782      147

Cash flows from investing activities:
Purchase of property, plant and equipment                 (1,247)  (1,011)
Proceeds from sale of property, plant and equipment           --        5
                                                         -------  -------
Net cash used in investing activities                     (1,247)  (1,006)

Cash flows from financing activities:
Cash dividends paid                                         (150)    (150)
Proceeds from long-term debt and notes payable             3,243    3,434
Principal payments on long-term debt and notes payable    (2,444)  (2,297)
Payment for development of leased vineyards
and related fees                                            (109)     (96)
Other financing activities, net                               --       (4)
                                                         -------  -------
Net cash provided by financing activities                    540      887

Increase in cash                                              75       28
Cash at beginning of period                                  151      109
                                                         -------  -------
Cash at end of period                                    $   226  $   137
                                                         =======  =======
Other cash flow information:
Interest paid (including capitalized interest of
$85 and $121 in 1999 and 1998, respectively)             $   432  $   300
Income taxes paid                                        $    --  $    69
Noncash transactions:
Issuance of notes payable to finance inventory,
  property, plant and equipment purchased                $    --  $     4
Issuance of stock dividend                               $   150  $   150
Accretion of redeemable preferred stock                  $    10  $    10
Conversion of preferred stock to subordinated debt       $ 2,281  $    --

[FN]
See accompanying notes.

            R.H. Phillips, Inc.

       Notes to Financial Statements

               March 31, 1999

1.  Summary of Significant Accounting Policies

The interim financial statements as of March 31, 1999 and for each of the three month periods ended March 31, 1999 and 1998 have been prepared by R.H. Phillips, Inc. ("R.H. Phillips"), and are unaudited. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which might be realized for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles applicable for interim periods. These statements should be read in conjunction with the financial statements and notes included in R.H. Phillips' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statemetns and accompanying notes. Actual results could differ from those estimates.

2.  Computation of Net Income per Share

Basic net income per share for the three month periods ended March
31, 1999 and 1998 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. There were no dilutive potential common shares outstanding for the three month period ended March
31, 1999. Potential common shares outstanding which could have a dilutive effect in the future, but were anti-dilutive for the three month period ended March 31, 1999, totaled 2,333,598. Basic and diluted net income per share and the weighted average number of common shares outstanding for the three month period ended March 31, 1998 have been restated to reflect stock dividends of 48,071 shares issued in September 1998 and 50,728 shares issued in March 1999.

3.  Long-term Debt

R.H. Phillips obtained two long-term loans from General Electric Capital Corporation during the three month period ended March 31, 1999. The first loan bears interest at annual rate of 7.41%, and principal and interest are due in 84 monthly installments. The second loan bears interest at annual rate of 7.23%, and principal and interest are due in 60 monthly installments. Both loans are collateralized by equipment.

4.  Subordinated Debt and Preferred Stock

In March 1999, R.H. Phillips exchanged, at par, 500,000 shares of Senior Redeemable Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable Exchangeable Preferred Stock ("Exchangeable
Preferred"). The subordinated debt carries an annual interest rate of 14%, payable semi-annually. The Exchangeable Preferred bears a cumulative annual dividend of $1.20 per share payable semiannually in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share.
After March 15, 2000, R.H. Phillips has the option to convert the Exchangeable Preferred to unsecured subordinated debt at an interest rate to be determined at the time of conversion. If the Exchangeable Preferred is not converted at March 15, 2000, the $1.20 per share dividend will become payable in cash. The subordinated debt, including any amount converted from Exchangeable Preferred, can be paid, at R.H. Phillips' option, after March 15, 2001. R.H. Phillips is required to make principal payments (including redemption payments if the Exchangeable Preferred is not converted to subordinated debt) of $1,666,666 in 2004, $1,666,667 in 2005 and
$1,666,667 in 2006.

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

Costs of Production

   R.H. Phillips' vineyards produced 7,700 tons of grapes in 1998, compared to 5,100 tons in 1997. The increase was primarily due to production from new vineyards. R.H. Phillips has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes and reduce its cost of goods. Management anticipates that the full benefit of the vineyard expansion should continue to be realized over the next several years as the vines mature.

   The Dunnigan Hills region experienced an unusual period of below freezing weather during early April 1999. The cold weather damaged some of the fruit producing buds in R.H. Phillips'
Chardonnay vineyards.  Management believes that the 1999
Chardonnay yield per acre may be as much as 35% below average, which will negatively affect Chardonnay product margins in 2000. Management believes that production from recently planted
Chardonnay vineyards will partially offset the crop damage, and that overall Chardonnay yields will be approximately 11% less than 1998. Management believes that other varietals were not significantly affected. Despite the anticipated lower Chardonnay yields, the total 1999 crop for all varietals combined should be larger than the 1998 crop due to production from recently planted vineyards.

Results of Operations

   Net Sales

   Net sales for the three month period ended March 31, 1999 were $5,001,000, a 25% increase over net sales of $3,988,000 for the corresponding period of the prior year. Net sales included sales of bulk wines and other items totaling $246,000 for the three month period ended March 31, 1999, compared to $46,000 for the corresponding period in 1998. The increase in net sales was primarily due to a greater proportion of higher priced, super premium wines. Sales of super premium wines increased from 7,000 cases for the three month period ended March 31, 1998 to 15,000 cases for the same period in 1999. This resulted in an average price per case of $54.24 for the three month period ended March 31, 1999, compared to $49.03 for the same period in 1998. Higher sales volumes also contributed to the increase in net sales. R.H. Phillips sold 88,000 cases during the three month period ended March 31, 1999, compared to 80,000 in the corresponding period of the prior year.


   Gross profit

   Gross profit was $2,663,000 for the three month period ended March 31, 1999, a 34% increase over $1,988,000 for the same period in 1998. Excluding sales of bulk wines and other items, gross profit was $2,635,000 in 1999, compared to $1,948,000 in 1998.
Gross margins were 53% for the three month period ended March
31, 1999, compared to 50% for the same period in 1998. The increase in 1999 gross margins is primarily attributable to the higher average selling prices discussed above and, to a lesser degree, to a decrease in the average cost per case. The average cost per case for the three month period ended March 31, 1999 was $24.18, compared to $24.80 for the same period in 1998.

   Selling Expenses

   Selling expenses were $1,311,000, or 26% of net sales, for the three month period ended March 31, 1999, an increase from $1,018,000, or 26% of net sales, for the same period in 1998. The $293,000 increase is primarily due to increased sales promotion costs.

   General and Administrative Expenses

   General and administrative expenses were $260,000, or 5% of net sales, for the three month period ended March 31, 1999.
General and administrative expenses were $262,000, or 7% of sales, for the three month period ended March 31, 1998.

   Interest Expense

   Interest expense for the three month period ended March 31, 1999 was $378,000, compared to $278,000 for the same period in 1998. R.H. Phillips capitalized $85,000 of additional interest pertaining to vineyard and winery development during the three month period ended March 31, 1999, and $121,000 during the same period in 1998. R.H. Phillips had fewer vineyards under development during the first three months of 1999 than during the same period in 1998, causing capitalized interest to decrease. The increase in total interest cost is primarily due to borrowings to fund capital improvements during 1998. The interest is attributable to R.H.
Phillips' debt obligations and bank line of credit.

   Other Income, net

   Other income, net for the three month period ended March
31, 1999 was $63,000, compared to $48,000 for the same period in 1998. The income was primarily from crop subsidies and vineyard management fees.

   Provision for income taxes

   Provision for income taxes for the three month period ended
March 31, 1999 was $313,000, compared to $192,000 for the same period in 1998. The $121,000 increase is due to higher income.

   Net Income

   R.H. Phillips generated net income of $464,000 for the three month period ended March 31, 1999, compared to $286,000 for the same period in 1998. The $178,000 increase was primarily due to higher gross profit, which was partially offset by increased selling expenses.

Liquidity and Capital Resources

   R.H. Phillips has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. R.H. Phillips has made substantial capital expenditures to expand its vineyards and winery facilities, obtain production efficiencies, and raise wine quality. R.H. Phillips' cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth.

   R.H. Phillips had cash totaling $226,000 on March 31, 1999, an increase from $151,000 on December 31, 1998. Sources of cash during the three month period ended March 31, 1999 included cash from operations of $782,000 and proceeds from long-term debt of $3,243,000. Cash used during that period included $1,247,000 invested in property, plant and equipment and $2,444,000 to repay debt.

   Current assets increased by $743,000 during the three month period ended March 31, 1999, primarily due to an increase in inventories from $12,674,000 on December 31, 1998 to $13,329,000 on March 31, 1999. The increase is primarily due to inventoried work in progress pertaining to the 1999 grape crop. Current liabilities increased by $277,000 during the three month period ended March 31, 1999, primarily due to accrued income taxes. These factors caused net working capital to increase $466,000, from $12,785,000 on December 31, 1998 to $13,251,000 on March 31,
1999.

   R.H. Phillips has several long-term loans, the largest of which was obtained from Metropolitan Life Insurance Company ("Metropolitan"). R.H. Phillips has borrowed $11,000,000 from Metropolitan, of which $10,160,000 was outstanding at March 31, 1999. The unpaid principal under the loan accrues interest at an annual rate of 8.04%. The interest rate is subject to adjustment by Metropolitan every three years, beginning on January 1, 2001. R.H. Phillips is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time R.H. Phillips will be required to make a balloon payment of $200,000.

   R.H. Phillips has a line of credit of $10,000,000 with U.S.
Bank National Association ("U.S. Bank") to finance its working capital requirements. The line of credit is secured by accounts receivable, inventory, the grape crop, and unencumbered farm equipment. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at R.H. Phillips' option.
The balance on the line at March 31, 1999 was $8,738,000.  R.H.
Phillips is in the process of renegotiating the line to increase the limit to $15,000,000 and extend the maturity date from April 2000 to April 2001. Management believes that the new line of credit will be finalized by late May 1999.
   In addition to loans with Metropolitan and U.S. Bank, R.H.
Phillips has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from May
1999 to April 2006 and, excluding capital leases, the interest rates range from 7.0% to 10.9%. The balances due on these items totaled $5,423,000 at March 31, 1999.

   In May 1997, R.H. Phillips sold 371 acres of land partially developed into vineyard to John Hancock Mutual Life Insurance Company ("Hancock"). In connection with the transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. R.H. Phillips received proceeds of $5,384,000 from the sale. R.H. Phillips began paying rent of $161,000 per calendar quarter in January 1999. The lease is accounted for as an operating lease.

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

   R.H. Phillips has invested in substantial improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion. R.H. Phillips plans to invest approximately $5,000,000 in tanks, barrels and other equipment during 1999. Additional winery expansion projects are planned for the future to handle the increased production from R.H. Phillips' recently planted vineyards. R.H. Phillips plans to invest approximately $800,000 in farm equipment and the continued development of recently planted vineyards during 1999. R.H. Phillips plans to fund 1999 capital projects with internally generated funds, proceeds from the U.S.
Bank line of credit increase, and long-term lease financing.

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

   R.H. Phillips expects that cash flows generated from operations, together with borrowing availability, will be adequate to fund R.H. Phillips' operations, capital expansion efforts and debt service requirements over the next twelve months. However, a significant decline in R.H. Phillips' expected operating performance could have a material adverse effect on R.H. Phillips' liquidity. In such case, R.H. Phillips would adjust its level of capital expenditures as necessary, obtain additional debt financing or issue equity securities. However, there can be no assurance that such financing will be available and, if available, that it could be obtained in terms favorable to R.H. Phillips.

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

   R.H. Phillips has completed its internal assessment of its own information technology systems and non-information technology systems to ascertain whether they are Year 2000 compliant. R.H.
Phillips is also in the process of assessing the potential effect upon its operations of Year 2000 Problems encountered by its suppliers, customers, bank and others with whom it does business. Although
R.H. Phillips is implementing measures to reduce its potential exposure to the Year 2000 Problem, due to the general uncertainty over the Year 2000 readiness of third parties, R.H. Phillips is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

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

                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit No.      Description
   -----------      -----------

   3.1              Articles of Incorporation

   27.1             Financial Data Schedule


   (b) Reports on Form 8-K

   None

SIGNATURES

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.
                        R.H. PHILLIPS, INC.
                        (Registrant)
                        Date: May 13, 1999


                        By//s//Karl E. Giguiere
                        _________________________
                        Karl E. Giguiere, Co-President
                        Co-Chief Executive Officer

                       By//s//Michael J. Motroni
                       ___________________________
                       Michael J. Motroni, Chief Financial Officer
                       Principal Financial Officer

                     EXHIBIT INDEX


Exhibit No.           Description

   3.1         Articles of Incorporation

   27.1        Financial Data Schedules