Form 10QSB
period 1999-06-30
PHILLIPS R H INC
filed 1999-08-12
CIK 925712

                 U.S. Securities and Exchange Commission
                        Washington, D.C.  20549


                              Form 10-QSB


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION
          13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the quarterly period ended June 30, 1999
[ ]       TRANSITION REPORT UNDER SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF
          1934
          For the transition period from _________ to __________

          Commission File No.: 0-26276

                           R.H. PHILLIPS, INC.
           (Exact name of small business issuer in its charter)

                California                   68-0313739
--------------------------------------------------------------------------
 (State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)


              26836 County Road 12A, Esparto, California  95627
--------------------------------------------------------------------------
                  (Address of principal executive offices)


                             (530) 662-3215
--------------------------------------------------------------------------
                      (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Number of shares outstanding of each of the issuer's classes of common equity as of July 31, 1999: 6,582,559

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

          This document consists of 18 pages, excluding exhibits.  The
                        Exhibit Index is on page 18.

                             R.H. PHILLIPS, INC.

                                    INDEX


Part I.   Financial Information

          Item 1.   Financial Statements ................................3

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................9

Part II.  Other Information

          Item 1.   Litigation..........................................15

          Item 4.   Submission of Matters to a Vote of Security Holders.15

          Item 6.   Exhibits and Reports on Form 8-K....................16

Signatures .............................................................17

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           R.H. Phillips, Inc.

                              Balance Sheet

                 (In thousands, except share information)

                                                           June
                                                         30, 1999
                                                         --------
                                                        (Unaudited)
Assets
Current assets:
   Cash                                                    $   304
   Accounts receivable                                       3,317
   Inventories                                              15,121
   Prepaid expenses and other current assets                 1,071
                                                           -------
Total current assets                                        19,813

Property, plant and equipment, net                          36,043

Other assets                                                   696
                                                           -------
                                                           $56,552
                                                           =======
Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                    $ 1,832
   Accounts payable                                          2,141
   Accrued payroll and related                                 534
   Accrued selling expenses                                    772
   Accrued income taxes                                        244
   Other accrued liabilities                                   446
                                                           -------
Total current liabilities                                    5,969

Long-term debt                                              24,839
Subordinated debt                                            2,288
Deferred income taxes                                        2,082
Deferred gain and vineyard development costs                    16

Commitments and contingencies

Redeemable preferred stock, redeemable at $2,500,000         2,288

Shareholders' equity:
   Non-redeemable preferred stock, no par value,
   4,750,000 shares authorized, none issued
   and outstanding                                              --
   Common stock, no par value, 12,500,000 shares
   authorized, 6,582,559 shares issued and outstanding      14,491
   Additional paid-in capital                                  337
   Retained earnings                                         4,242
                                                           -------
Total shareholders' equity                                  19,070
                                                           -------
                                                           $56,552
                                                           =======

[FN]
See accompanying notes.

                           R.H. Phillips, Inc.

                          Statements of Income

                (In thousands, except share information)


                                       Six months ended   Three months ended
                                            June 30,            June 30,
                                       ----------------   ------------------
                                         1999       1998      1999     1998
                                         ----       ----      ----     ----
                                                      (Unaudited)

Net sales                              $ 10,904  $  9,654  $  5,903  $  5,666

Cost of sales                             4,969     4,941     2,631     2,941
                                       --------  --------  --------  --------
Gross profit                              5,935     4,713     3,272     2,725

Selling expenses                          2,895     2,218     1,584     1,200

General and administrative expenses         566       485       306       223
                                       --------  --------  --------  --------
Operating income                          2,474     2,010     1,382     1,302

Interest expense                           (859)     (563)     (481)     (285)

Other income, net                           105        82        42        34
                                       --------  --------  --------  --------
Income before provision for
 income taxes                             1,720     1,529       943     1,051

Provision for income taxes                 (692)     (615)     (379)     (423)
                                       --------  --------  --------  --------
Net income                             $  1,028  $    914  $    564  $    628
                                       ========  ========  ========  ========

Net income                             $  1,028  $    914  $    564  $    628

Dividends and accretion on
 Redeemable Preferred Stock                 (91)     (170)       (6)      (85)
                                       --------  --------  --------  --------
Net income applicable to
 Common Shareholders                   $    937  $    744  $    558  $    543
                                       ========  ========  ========  ========
Net income per share -
 basic and diluted                          .14       .11       .08       .08


Shares used in per share calculations:

- Basic                               6,582,559 6,582,559 6,582,559 6,582,559

- Diluted                             6,582,787 6,582,824 6,583,016 6,582,991

[FN]
See accompanying notes

                            R.H. Phillips, Inc.

                         Statements of Cash Flows

                             (In thousands)

                                           Six months      Three months
                                         ended June 30,   ended June 30,
                                         --------------   --------------
                                         1999     1998     1999     1998
                                         ----     ----     ----     ----
                                                   (Unaudited)

Cash flows from operating activities:
Net income                              $ 1,028  $   914  $   564  $   628
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization            1,322      993      653      509
 Gain on disposal of property,
 plant and equipment                         (2)     (11)      (2)      (6)
 Net changes in assets and liabilities:
  Accounts receivable                      (334)    (318)    (508)    (383)
  Inventories                            (2,447)  (1,152)  (1,792)    (393)
  Prepaid expenses and other
   current assets                            46      160      233       58
  Other assets                              (17)     (49)       4      (13)
  Accounts payable                        1,083      386    1,060      609
  Accrued payroll and related               201      152      298      153
  Accrued selling expenses                  290      204      223       62
  Accrued income taxes                      244      301      (74)     178
  Other accrued liabilities                  48      (11)      21       20
                                        -------  -------  -------  -------
Net cash provided by operating
 activities                               1,462    1,569      680    1,422

Cash flows from investing activities:
Purchase of property, plant and
 equipment                               (4,116)  (3,190)  (2,869)  (2,179)
Proceeds from sale of property,
 plant and equipment                          5       14        5        9
                                        -------  -------  -------  -------
Net cash used in investing activities    (4,111)  (3,176)  (2,864)  (2,170)

Cash flows from financing activities:
Cash dividends paid                        (150)    (150)      --       --
Proceeds from long-term debt and
 notes payable                            7,692    7,288    4,449    3,854
Principal payments on long-term debt
 and notes payable                       (4,544)  (5,104)  (2,100)  (2,807)
Payment for development of leased
 vineyards and related fees                (196)    (315)     (87)    (219)
Other financing activities, net              --       (4)      --       --
                                        -------  -------  -------  -------
Net cash provided by financing
 activities                               2,802    1,715    2,262      828
                                        -------  -------  -------  -------
Increase in cash                            153      108       78       80
Cash at beginning of period                 151      109      226      137
                                        -------  -------  -------  -------
Cash at end of period                   $   304  $   217  $   304  $   217
                                        =======  =======  =======  =======

Other cash flow information:
Interest paid (including capitalized
 interest of $166 and $244 in 1999
 and 1998, respectively)                $   859  $   680  $   427  $   380
Income taxes paid                       $   453  $   313  $   453  $   244
Noncash transactions:
Issuance of notes payable to finance
 inventory, property, plant and
 equipment purchased                    $    --  $     4  $    --  $    --
Issuance of stock dividend              $   150  $   150  $    --  $    --
Accretion of redeemable preferred stock $    16  $    20  $     6  $    10
Conversion of preferred stock to
 subordinated debt                      $ 2,281  $    --  $    --  $    --

[FN]
See accompanying notes

                        R.H. Phillips, Inc.

                 Notes to Financial Statements

                         June 30, 1999

1.  Summary of Significant Accounting Policies

The interim financial statements as of June 30, 1999 and for each of the six and three month periods ended June 30, 1999 and 1998 have been prepared by R.H. Phillips, Inc. ("R.H. Phillips"), and are unaudited. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the six and three month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results which might be realized for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles applicable for interim periods. These statements should be read in conjunction with the financial statements and notes included in R.H. Phillips' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

2.  Computation of Net Income per Share

Basic net income per share for the six and three month periods ended June 30, 1999 and 1998 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. There were 228 and 457 dilutive potential common shares outstanding for the six and three month periods ended June 30, 1999, respectively. Potential common shares outstanding which could have a dilutive effect in the future, but were anti-dilutive for the six and three month periods ended June 30, 1999, totaled 2,333,370 and 2,333,141, respectively. Basic and diluted net income per share and the weighted average number of common shares outstanding for the six and three month periods ended June
30, 1998 have been restated to reflect stock dividends of 48,071 shares issued in September 1998 and 50,728 shares issued in March 1999.

3.  Long-term Debt

R.H. Phillips obtained three long-term loans totaling $876,000 from General Electric Capital Corporation during the six month period ended June 30, 1999. The first loan bears interest at annual rate of 7.41%, and principal and interest are due in 84 monthly installments. The second loan bears interest at annual rate of 7.23%, and principal and interest are due in 60 monthly installments. The third loan bears interest at annual rate of 8.06%, and principal and interest are due in 84 monthly installments. The loans are all collateralized by equipment.

4.  Subordinated Debt and Preferred Stock

In March 1999, R.H. Phillips exchanged, at par, 500,000 shares of Senior Redeemable Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable Exchangeable Preferred Stock ("Exchangeable
Preferred"). The subordinated debt carries an annual interest rate of 14%, payable semiannually. The Exchangeable Preferred bears a cumulative annual dividend of $1.20 per share payable semiannually in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share.
After March 15, 2000, R.H. Phillips has the option to convert the Exchangeable Preferred to unsecured subordinated debt at an interest rate to be determined at the time of conversion. If the Exchangeable Preferred is not converted at March 15, 2000, the $1.20 per share dividend will become payable in cash. The subordinated debt, including any amount converted from Exchangeable Preferred, can be paid, at R.H. Phillips' option, after March 15, 2001. R.H. Phillips is required to make principal payments (including redemption payments if the Exchangeable Preferred is not converted to subordinated debt) of $1,666,666 in 2004, $1,666,667 in 2005 and
$1,666,667 in 2006.

5.  Litigation

Phillips Farms, a partnership operating a winery in Lodi, California, filed a lawsuit against R.H. Phillips on August 5, 1999 in the Superior Court of the State of California, County of San Joaquin. Phillips Farms is suing R.H. Phillips for trademark infringement, dilution and unfair competition arising out of R.H. Phillips' use of the name "Phillips" in connection with the sale of wine. Phillips Farms also alleges that R.H. Phillips has publicly disparaged the quality of the wine Phillips Farms sells. Phillips Farms is seeking damages in an amount to be determined by the court at trial, but in no event less than $500,000, and a preliminary and permanent injunction prohibiting R.H. Phillips' use of any infringing trademarks among other relief.

R.H. Phillips believes that it has meritorious defenses to the claims of Phillips Farms and also has legal claims against Phillips Farms for infringement of R.H. Phillips' trademarks and trade dress among other actions. R.H. Phillips has not yet responded to the complaint of Phillips Farms but intends to do so shortly. If Phillips Farms is successful in its suit, R.H. Phillips could be required to cease use of the "R.H. Phillips" trademarks, which could have an adverse effect upon the business and financial condition of R.H. Phillips.

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

   The Dunnigan Hills region experienced an unusual period of below freezing weather during early April 1999. The cold weather damaged some of the fruit producing buds in R.H. Phillips'
Chardonnay vineyards.  Management estimates that the 1999
Chardonnay yield per acre will be 35% below average, which would negatively affect Chardonnay product margins in 2000.
Management believes that production from recently planted Chardonnay vineyards will partially offset the crop damage, and that overall Chardonnay yields will be approximately 15% less than 1998. Management believes that other varietals were not significantly affected.
Despite the anticipated lower Chardonnay yields, the total 1999 crop for all varietals combined should be larger than the 1998 crop due to production from recently planted vineyards.

Results of Operations

   Net Sales

   Net sales for the six month period ended June 30, 1999 were $10,904,000, a 13% increase over net sales of $9,654,000 for the corresponding period of the prior year. Net sales included sales of bulk wines and other items totaling $536,000 for the six month period ended June 30, 1999, compared to $503,000 for the corresponding period in 1998. The increase in net sales was primarily due to a greater proportion of higher priced, super premium wines. Sales of super premium wines increased from 20,000 cases for the six month period ended June 30, 1998 to 30,000 cases for the same period in 1999. This resulted in an average price per case of $54.56 for the six month period ended June 30, 1999, compared to $50.44 for the same period in 1998. Higher sales volumes also contributed to the increase in net sales. R.H. Phillips sold 190,000 cases during the six month period ended June 30, 1999, compared to 181,000 in the corresponding period of the prior year.

   Gross Profit

   Gross profit was $5,935,000 for the six month period ended
June 30, 1999, a 26% increase over $4,713,000 for the same period in 1998. Excluding sales of bulk wines and other items, gross profit was $5,860,000 in 1999, compared to $4,790,000 in 1998. Gross margins were 54% for the six month period ended June 30, 1999, compared to 49% for the same period in 1998. The increase in gross margins is primarily attributable to the higher average selling prices discussed above and, to a lesser degree, to a decrease in the average cost per case. The average cost per case for the six month period ended June 30, 1999 was $23.72, compared to $24.04 for the same period in 1998.

   Selling Expenses

   Selling expenses were $2,895,000, or 27% of net sales, for the six month period ended June 30, 1999, an increase from $2,218,000, or 23% of net sales, for the same period in 1998. The $677,000 increase is primarily due to increased sales promotion and labor costs.

   General and Administrative Expenses

   General and administrative expenses were $566,000, or 5% of net sales, for the six month period ended June 30, 1999.
General and administrative expenses were $485,000, or 5% of sales, for the six month period ended June 30, 1998. The $81,000 increase is primarily due to higher repair and maintenance expense.

   Interest Expense

   Interest expense for the six month period ended June 30, 1999 was $859,000, compared to $563,000 for the same period in 1998. R.H. Phillips capitalized $166,000 of additional interest pertaining to vineyard and winery development during the six month period ended June 30, 1999, and $244,000 during the same period in 1998. R.H. Phillips had fewer vineyards under development during the first six months of 1999 than during the same period in 1998, causing capitalized interest to decrease. The increase in total interest cost is primarily due to borrowings to fund 1998 capital improvements, and the conversion of $2,500,000 of preferred stock to subordinated debt in March 1999. The interest is attributable to R.H. Phillips' debt obligations and bank line of credit.

   Other Income, net

   Other income, net for the six month period ended June 30, 1999 was $105,000, compared to $82,000 for the same period in 1998. The income was primarily from crop subsidies and vineyard management fees.

   Provision for Income Taxes

   Provision for income taxes for the six month period ended
June 30, 1999 was $692,000, compared to $615,000 for the same period in 1998. The $77,000 increase is due to higher income.

   Net Income

   R.H. Phillips generated net income of $1,028,000 for the six month period ended June 30, 1999, compared to $914,000 for the same period in 1998. The $114,000 increase was primarily due to higher gross profit, which was partially offset by increased selling expenses.

Liquidity and Capital Resources

   R.H. Phillips has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. R.H. Phillips has made substantial capital expenditures to expand its vineyards and winery facilities, obtain production efficiencies, and improve wine quality. R.H. Phillips' cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth.

   R.H. Phillips had cash totaling $304,000 on June 30, 1999, an increase from $151,000 on December 31, 1998. Sources of cash during the six month period ended June 30, 1999 included cash from operations of $1,462,000 and proceeds from long-term debt of $7,692,000. Cash used during that period included $4,116,000 invested in property, plant and equipment and $4,544,000 to repay debt.

   Current assets increased by $2,889,000 during the six month period ended June 30, 1999, primarily due to an increase in inventories from $12,674,000 on December 31, 1998 to $15,121,000 on June 30, 1999. The increase is primarily due to inventoried work in progress pertaining to the 1999 grape crop. Current liabilities increased by $1,830,000 during the six month period ended June
30, 1999, primarily due to accounts payable relating to winery expansion. These factors caused net working capital to increase
$1,059,000, from $12,785,000 on December 31, 1998 to $13,844,000 on June
30, 1999.

   R.H. Phillips has several long-term loans, the largest of which was obtained from Metropolitan Life Insurance Company
("Metropolitan"). R.H. Phillips has borrowed $11,000,000 from Metropolitan, of which $9,980,000 was outstanding at June 30, 1999. The unpaid principal under the loan accrues interest at an annual rate of 8.04%. The interest rate is subject to adjustment by Metropolitan every three years, beginning on January 1, 2001.
R.H. Phillips is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time R.H. Phillips will be required to make a balloon payment of $200,000.

   R.H. Phillips has a line of credit of $15,000,000 with U.S.
Bank National Association ("U.S. Bank") to finance its working capital requirements. The line of credit is secured by accounts receivable, inventory, the grape crop, and unencumbered farm equipment, and matures April 2001. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at R.H. Phillips' option. The balance on the line at June 30, 1999 was $11,116,000.

   In addition to loans with Metropolitan and U.S. Bank, R.H. Phillips has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from July 1999 to June 2006 and, excluding capital leases, the interest rates range from 7.0% to 10.9%. The balances due on these items totaled $5,575,000 at June 30, 1999.

   In May 1997, R.H. Phillips sold 371 acres of land partially developed into vineyard to John Hancock Mutual Life Insurance Company ("Hancock"). In connection with the transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. R.H. Phillips received proceeds of $5,384,000 from the sale, and began paying rent of $161,000 per calendar quarter in January 1999. The lease is accounted for as an operating lease.

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

   In March 1999, R.H. Phillips exchanged, at par, all shares of the Senior Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable Exchangeable Preferred Stock ("Exchangeable Preferred"). The subordinated debt carries an annual interest rate of 14%, payable semiannually. The Exchangeable Preferred bears a cumulative annual dividend of $1.20 per share payable semiannually in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share. After March 15, 2000, R.H. Phillips has the option to convert the Exchangeable
Preferred to unsecured subordinated debt at an interest rate to be determined at the time of conversion. If the Exchangeable
Preferred is not converted at March 15, 2000, the $1.20 per share dividend will become payable in cash. The subordinated debt, including any amount converted from Exchangeable Preferred, can be paid, at R.H. Phillips' option, after March 15, 2001. R.H. Phillips is required to make principal payments (including redemption payments if the Exchangeable Preferred is not converted to subordinated debt) of $1,666,666 in 2004, $1,666,667 in 2005 and $1,666,667 in 2006.

   R.H. Phillips has invested in substantial improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion. R.H. Phillips has invested $3,200,000 during 1999 in tanks, barrels, other equipment and buildings, and plans to invest approximately $1,800,000 more during the balance of the year. Additional winery expansion projects are planned for the future to handle the increased production from R.H. Phillips' recently planted vineyards. R.H. Phillips has invested $900,000 during 1999 in farm equipment and the continued development of recently planted vineyards, and plans to invest an additional $500,000 during the remainder of 1999. R.H. Phillips is funding 1999 capital projects with internally generated funds, proceeds from the U.S. Bank line of credit increase, and long-term debt and lease financing.

   Phylloxera infestation may have a negative impact on R.H.
Phillips' future grape production. Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death. Of R.H. Phillips' 1,555 acres of vineyard, 187 acres have rootstock which is susceptible to Phylloxera. Management estimates these vineyards will be commercially productive for ten years (until
2004), as compared with twenty-five years generally estimated for vineyards without Phylloxera. The reduction in vineyard useful life causes an increase in depreciation and maintenance expense. The increased expenses are added to the cost of grapes harvested, thus increasing cost of sales. R.H. Phillips has replaced the majority of Phylloxera-infested or susceptible vines with rootstock believed to be resistant to Phylloxera.

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

   R.H. Phillips uses several information technology systems, some of which may be affected by the Year 2000 Problem.
Management reviewed its critical computer systems in order to determine whether any software requires updating or replacement and determined that its primary financial and operating software was not Year 2000 compliant. The software supplier is in the process of making the software Year 2000 compliant, and has advised R.H.
Phillips that the software supplier will bear the costs of the modification. The supplier has informed R.H. Phillips that the reprogramming for Year 2000 compliance is over 90% complete, and that the estimated completion date is September 1999. R.H. Phillips cannot be certain that the supplier will be able to meet this deadline. R.H. Phillips has also agreed to provide personnel to assist in software testing scheduled for September 1999. The costs R.H.
Phillips incurs in connection with this testing will be expensed as incurred. Management does not believe that these costs will have a material impact on R.H. Phillips' financial condition. If the supplier does not make the software Year 2000 compliant within a reasonable time, it may be necessary for R.H. Phillips to purchase alternate financial and operating software. Management believes that the cost of purchasing and installing new financial and operating software will not have a material impact on R.H. Phillips' financial condition, results of operations or cash flows.

   R.H. Phillips also reviewed its non-information technology systems for potential exposure to the Year 2000 Problem, and invested approximately $10,000 to upgrade certain non-information technology systems to Year 2000 compliance. These replacement costs were capitalized. Although management cannot be certain all problems have been corrected, management believes that R.H.
Phillips' non-information technology systems are now Year 2000 compliant.

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

   The costs of the project and the date on which R.H. Phillips believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                    PART II.  OTHER INFORMATION

Item 1.  Litigation

   Phillips Farms, a partnership operating a winery in Lodi, California, filed a lawsuit against R.H. Phillips on August 5, 1999 in the Superior Court of the State of California, County of San Joaquin. Phillips Farms is suing R.H. Phillips for trademark infringement, dilution and unfair competition arising out of R.H. Phillips' use of the name "Phillips" in connection with the sale of wine. Phillips Farms also alleges that R.H. Phillips has publicly disparaged the quality of the wine Phillips Farms sells. Phillips Farms is seeking damages in an amount to be determined by the court at trial, but in no event less than $500,000, and a preliminary and permanent injunction prohibiting R.H. Phillips' use of any infringing trademarks among other relief.

   R.H. Phillips believes that it has meritorious defenses to the claims of Phillips Farms and also has legal claims against Phillips Farms for infringement of R.H. Phillips' trademarks and trade dress among other actions. R.H. Phillips has not yet responded to the complaint of Phillips Farms but intends to do so shortly. If Phillips Farms is successful in its suit, R.H. Phillips could be required to cease use of the "R.H. Phillips" trademarks, which could have an adverse effect upon the business and financial condition of R.H. Phillips.

Item 4.  Submission of Matters to a Vote of Security Holders

   R.H. Phillips held its 1999 Annual Meeting of Shareholders on May 25, 1999 at the winery. A total of 4,184,859 shares, or approximately 64% of the outstanding shares of Common Stock, were present or represented at the meeting.

   The following persons were elected to the Board of Directors of the Corporation, each of whom was an existing director of the Corporation at that time: John E. Giguiere, Karl E. Giguiere, Lane
C. Giguiere, R. Ken Coit and Victor L. Motto. No other persons were nominated for election to the Board of Directors.
The number of shares voting for and withheld from each nominee is set forth below:

    Director                      Votes for   Votes withheld
    --------                      ---------   --------------
 John E. Giguiere                 4,169,509       15,350
 Karl E. Giguiere                 4,169,509       15,350
 Lane C. Giguiere                 4,169,509       15,350
 Victor L. Motto                  4,169,509       15,350
 R. Ken Coit                      4,169,009       15,850

   The shareholders also voted to reappoint Ernst & Young LLP
(Ernst & Young) as R.H. Phillips' independent auditors and to implement the 1999 Employee Stock Purchase Plan (Stock Purchase
Plan). A total of 4,177,713 shares voted in favor of Ernst & Young, 4,000 shares voted against, and 3,146 shares abstained. A total of 4,139,579 shares voted in favor of the Stock Purchase Plan, 34,330 shares voted against, and 10,950 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       Exhibit No.     Description
       -----------     -----------

       10.1            Loan Agreement dated May 1, 1999 between R.H.
                       Phillips, Inc. and U.S. Bank National Association

       10.2            R.H. Phillips 1999 Employee Stock Purchase Plan

       27.1            Financial Data Schedule


   (b) Reports on Form 8-K

   None

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                    R.H. PHILLIPS, INC.
                    (Registrant)
                    Date: August 12, 1999




                    By//s//John E. Giguiere
                    -----------------------------------
                    John E. Giguiere, Co-President
                    Co-Chief Executive Officer




                    By//s//Michael J. Motroni
                    -----------------------------------
                    Michael J. Motroni, Chief Financial Officer
                    Principal Financial Officer

                          EXHIBIT INDEX


Exhibit No.                   Description


   10.1 Loan Agreement dated May 1, 1999 between R.H. Phillips, Inc. and U.S. Bank National Association

   10.2     R.H. Phillips 1999 Employee Stock Purchase Plan

   27.1     Financial Data Schedules