Form 10QSB
period 1999-09-30
PHILLIPS R H INC
filed 1999-11-12
CIK 925712

                U.S. Securities and Exchange Commission
                        Washington, D.C.  20549


                               Form 10-QSB


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the quarterly period ended September 30, 1999
[ ]     TRANSITION REPORT UNDER SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to ______

        Commission File No.: 0-26276

                         R.H. PHILLIPS, INC.
                         -------------------
           (Exact name of small business issuer in its charter)

                California                        68-0313739
-------------------------------------------------------------------------
 (State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)


            26836 County Road 12A, Esparto, California  95627
-------------------------------------------------------------------------
                  (Address of principal executive offices)


                                (530) 662-3215

-------------------------------------------------------------------------
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Number of shares outstanding of each of the issuer's classes of common equity as of October 31, 1999: 6,633,137

Transitional Small Business Disclosure Format:    Yes      No X
                                                      ---    ---

This document consists of 18 pages, excluding exhibits.  The
Exhibit Index is on page 18.

                           R.H. PHILLIPS, INC.

                                  INDEX


Part I.  Financial Information

         Item 1.   Financial Statements ..............................3

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...............9

Part II. Other Information

         Item 1.   Litigation........................................15

         Item 6.   Exhibits and Reports on Form 8-K..................16

Signatures ..........................................................17

                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                              R.H. Phillips, Inc.

                                 Balance Sheet

                   (In thousands, except share information)

                                                       September
                                                       30, 1999
                                                       ---------
                                                      (Unaudited)
Assets
Current assets:
   Cash                                                   $ 1,162
   Accounts receivable                                      4,710
   Inventories                                             17,234
   Prepaid expenses and other current assets                1,120
                                                          -------
    Total current assets                                   24,226

Property, plant and equipment, net                         37,305

Other assets                                                  708
                                                          -------
                                                          $62,239
                                                          =======
Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                   $ 2,117
   Accounts payable                                         4,042
   Accrued payroll and related                                533
   Accrued selling expenses                                   804
   Accrued income taxes                                       462
   Other accrued liabilities                                  518
                                                          -------
    Total current liabilities                               8,476

Long-term debt                                             27,541
Subordinated debt                                           2,295
Deferred income taxes                                       2,082
Deferred gain and vineyard development costs                   16

Commitments and contingencies

Redeemable preferred stock, redeemable at $2,500,000        2,295

Shareholders' equity:
   Non-redeemable preferred stock, no par value,
    4,750,000 shares authorized, none issued
    and outstanding                                            --
   Common stock, no par value, 12,500,000 shares
    authorized, 6,633,137 shares issued and outstanding    14,641
   Additional paid-in capital                                 337
   Retained earnings                                        4,556
                                                          -------
Total shareholders' equity                                 19,534
                                                          -------
                                                          $62,239
                                                          =======

[FN]
See accompanying notes.

                                R.H. Phillips, Inc.

                               Statements of Income

                    (In thousands, except share information)


                                       Nine months ended   Three months ended
                                         September 30,        September 30,
                                       -----------------   ------------------
                                         1999      1998      1999      1998
                                         ----      ----      ----      ----
                                                    (Unaudited)

Net sales                              $ 17,498  $ 14,810  $  6,594  $  5,156

Cost of sales                             8,117     7,373     3,148     2,432
                                       --------  --------  --------  --------
Gross profit                              9,381     7,437     3,446     2,724

Selling expenses                          4,550     3,423     1,655     1,205

General and administrative expenses         809       735       243       250
                                       --------  --------  --------  --------
                                          4,022     3,279     1,548     1,269

Interest expense                         (1,442)     (901)     (583)     (338)

Other expense, net                          (73)      (29)     (178)     (111)
                                       --------  --------  --------  --------
Income before provision for
 income taxes                             2,507     2,349       787       820

Provision for income taxes               (1,009)     (945)     (317)     (330)
                                       --------  --------  --------  --------
Net income                             $  1,498  $  1,404  $    470  $    490
                                       ========  ========  ========  ========

Net income                             $  1,498  $  1,404  $    470  $    490

Dividends and accretion on
 Redeemable Preferred Stock                 (97)     (256)       (6)      (86)
                                       --------  --------  --------  --------
Net income applicable to Common
 Shareholders                          $  1,401  $  1,148  $    464  $    404
                                       ========  ========  ========  ========
Net income per share -
 basic and diluted                          .21       .17       .07       .06


Shares used in per share calculations:

- Basic                               6,633,137 6,633,137 6,633,137 6,633,137

- Diluted                             6,633,325 6,633,714 6,633,244 6,634,341

[FN]
See accompanying notes

                               R.H. Phillips, Inc.

                            Statements of Cash Flows

                                (In thousands)

                                           Nine months ended Three months ended
                                              September 30,     September 30,
                                              -------------     -------------
                                               1999    1998     1999     1998
                                               ----    ----     ----     ----
                                                         (Unaudited)

Cash flows from operating activities:
Net income                                    $ 1,498 $ 1,404 $   470 $   490
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
 Depreciation and amortization                  2,064   1,570     742     577
 Loss on disposal of property, plant
  and equipment                                   179     136     181     147
 Net changes in assets and liabilities:
  Accounts receivable                          (1,727)   (497) (1,393)   (179)
  Inventories                                  (4,561) (3,018) (2,114) (1,866)
  Prepaid expenses and other current assets        (3)    195     (49)     35
  Other assets                                    (46)    (42)    (29)      7
  Accounts payable                              2,984     621   1,901     235
  Accrued payroll and related                     200      30      (1)   (122)
  Accrued selling expenses                        322     397      32     193
  Accrued income taxes                            462     219     218     (82)
  Other accrued liabilities                       (14)   (160)    (62)   (149)
                                              ------- ------- ------- -------
Net cash provided by (used in) operating
 activities                                     1,358     855    (104)   (714)

Cash flows from investing activities:
Purchase of property, plant and equipment      (6,055) (5,658) (1,939) (2,468)
Proceeds from sale of property,
 plant and equipment                            1,001      14     996      --
                                              ------- ------- ------- -------
Net cash used in investing activities          (5,054) (5,644)   (943) (2,468)

Cash flows from financing activities:
Cash dividends paid                              (150)   (300)     --    (150)
Proceeds from long-term debt and notes payable 12,816  13,868   5,124   6,580
Principal payments on long-term debt and
 notes payable                                 (7,398) (8,237) (2,854) (3,133)
Payment for development of leased vineyards
 and related fees                                (561)   (508)   (365)    (193)
Other financing activities, net                    --      (4)     --      --
                                              ------- ------- ------- -------
Net cash provided by financing activities       4,707   4,819   1,905   3,104
                                              ------- ------- ------- -------
Increase (decrease) in cash                     1,011      30     858     (78)
Cash at beginning of period                       151     109     304     217
                                              ------- ------- ------- -------
Cash at end of period                         $ 1,162 $   139 $ 1,162 $   139
                                              ======= ======= ======= =======

Other cash flow information:
Interest paid (including capitalized
 interest of $217 and $350 in 1999
 and 1998, respectively)                      $ 1,548 $ 1,172 $   689 $   492
Income taxes paid                             $   552 $   726 $    99 $   413
Noncash transactions:
Issuance of notes payable to finance
 property, plant and equipment purchased      $   719 $     4 $   719 $    --
Issuance of stock dividend                    $   300 $   300 $   150 $   150
Accretion of redeemable preferred stock       $    22 $    31 $     6 $    11
Conversion of preferred stock to
 subordinated debt                            $ 2,281 $    -- $    -- $    --

[FN]
See accompanying notes

                       R.H. Phillips, Inc.

                 Notes to Financial Statements

                      September 30, 1999

1.  Summary of Significant Accounting Policies

The interim financial statements as of September 30, 1999 and for each of the nine and three month periods ended September 30, 1999 and 1998 have been prepared by R.H. Phillips, Inc. ("R.H. Phillips"), and are unaudited. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the nine and three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results which might be realized for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles applicable for interim periods. These statements should be read in conjunction with the financial statements and notes included in R.H. Phillips' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Computation of Net Income per Share

Basic net income per share for the nine and three month periods ended September 30, 1999 and 1998 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. There were 188 and 107 dilutive potential common shares outstanding for the nine and three month periods ended September 30, 1999, respectively. Potential common shares outstanding which could have a dilutive effect in the future, but were anti-dilutive for the nine and three month periods ended September 30, 1999, totaled 2,327,962 and 2,328,043, respectively. Basic and diluted net income per share and the weighted average number of common shares outstanding for the nine and three month periods ended September 30, 1998 have been restated to reflect stock dividends of 50,728 shares issued in March 1999 and 50,578 shares issued in September 1999.

3.  Long-term Debt

R.H. Phillips obtained three long-term loans totaling $876,000 from General Electric Capital Corporation (General Electric) during the nine month period ended September 30, 1999. The first loan bears interest at annual rate of 7.41%, and principal and interest are due in 84 monthly installments. The second loan bears interest at annual rate of 7.23%, and principal and interest are due in 60 monthly installments. The third loan bears interest at annual rate of 8.06%, and principal and interest are due in 84 monthly installments. The loans are all collateralized by equipment.

R.H. Phillips also obtained five capital leases totaling $2,461,000 from General Electric during the nine month period ended September 30, 1999. The leased assets consist of recently purchased winery and vineyard equipment. Two of the leases are due in 72 monthly payments, and three of the leases require 96 monthly payments.

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

R.H. Phillips believes that it has meritorious defenses to the claims of Phillips Farms and also has legal claims against Phillips Farms. On October 4, 1999, R.H. Phillips filed a cross complaint against Phillips Farms for infringement of R.H. Phillips' trademarks and trade dress, among other actions. If Phillips Farms is successful in its suit, R.H. Phillips could be required to cease use of the "R.H. Phillips" trademarks, which could have an adverse effect upon the business and financial condition of R.H. Phillips.

6.  Vineyard Development

   On September 15, 1999, R.H. Phillips purchased 370 acres of land for $490,000, and immediately began development of 115 acres of the land into vineyard. On September 29, 1999, R.H. Phillips sold the land and improvements to David L. Gemmer and Shirley A. Gemmer ("Gemmer") for $989,000, and entered into a Vineyard Development and Lease Agreement (the "Agreement") with Gemmer. Mr. Gemmer is a shareholder of R.H. Phillips, attends meetings of the Board of Directors, and serves as an advisor.
Under the terms of the Agreement, R.H. Phillips is required to complete the development of the 115 acre vineyard. The development period begins September 29, 1999 and ends December 31, 2001 (the "Development
Period"). Subject to certain limitations, Gemmer shall reimburse all costs incurred by R.H. Phillips during the Development Period. R.H.
Phillips is required to lease and operate the vineyards for the ten year period ended December 31, 2011, and is entitled to all crop produced during this period. Rent payments are due quarterly beginning
January 1, 2002, and are equal to 2.8% of (i) development costs and
(ii) finance costs equal to 11.2% per annum of vineyard development and land costs.

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

   Costs of Production.  Statements with respect to R.H.
Phillips' cost of production are based on management's assumptions concerning the likely levels of future sales by R.H. Phillips, projected yields from R.H. Phillips' vineyards and the cost and availability of bulk wine and grapes. For example, if R.H. Phillips' sales increase at a faster rate than anticipated or R.H. Phillips' grape production is lower than projected, R.H. Phillips could be forced to make additional purchases of grapes and wine on the spot market.
Management believes that such events could increase R.H. Phillips' costs of production.

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

Costs of Production

   R.H. Phillips' vineyards produced 9,500 tons of grapes in 1999, compared to 7,700 tons in 1998. The increase was primarily due to production from vineyards planted in recent years. R.H.
Phillips has expanded the size of its vineyards to lessen its dependence on outside sources of bulk wines and grapes and reduce its cost of goods. Management anticipates that the full benefit of the vineyard expansion should continue to be realized over the next several years as the vines mature.

   The Dunnigan Hills region experienced an unusual period of below freezing weather during early April 1999. The cold weather damaged some of the fruit producing buds in R.H. Phillips' Chardonnay vineyards. The 1999 Chardonnay crop was 19% less than anticipated, which will negatively impact Chardonnay product margins in 2000. Management believes that other varietals were not significantly affected by the freeze.

Results of Operations

   Net Sales

   Net sales for the nine month period ended September 30, 1999 were $17,498,000, an 18% increase over net sales of $14,810,000 for the corresponding period of the prior year. Net sales included sales of bulk wines and other items totaling $1,404,000 for the nine month period ended September 30, 1999, compared to $776,000 for the corresponding period in 1998. The increase in net sales was primarily due to a greater proportion of higher priced, super premium wines. Sales of super premium wines increased from 33,000 cases for the nine month period ended September 30, 1998 to 52,000 cases for the same period in 1999. This resulted in an average price per case of $54.77 for the nine month period ended September 30, 1999, compared to $51.12 for the same period in 1998. Higher sales volumes also contributed to the increase in net sales. R.H. Phillips sold 294,000 cases during the nine month period ended September 30, 1999, compared to 275,000 in the corresponding period of the prior year.

   Gross Profit

   Gross profit was $9,381,000 for the nine month period ended September 30, 1999, a 26% increase over $7,437,000 for the same period in 1998. Excluding sales of bulk wines and other items, gross profit was $9,024,000 in 1999, compared to $7,442,000 in 1998.
Gross margins were 54% for the nine month period ended September
30, 1999, compared to 50% for the same period in 1998. The increase in gross margins is primarily attributable to the higher average selling prices discussed above. The average cost per case was substantially the same for both periods at $24.06 for the nine month period ended September 30, 1999 and $24.01 for the same period in 1998.

   Selling Expenses

   Selling expenses were $4,550,000, or 26% of net sales, for the nine month period ended September 30, 1999, an increase from $3,423,000, or 23% of net sales, for the same period in 1998. The $1,127,000 increase is primarily due to increased sales promotion and labor costs.

   General and Administrative Expenses

   General and administrative expenses were $809,000, or 5% of net sales, for the nine month period ended September 30, 1999. General and administrative expenses were $735,000, or 5% of sales, for the nine month period ended September 30, 1998. The $74,000 increase is primarily due to higher maintenance expenses and legal fees.

   Interest Expense

   Interest expense for the nine month period ended September
30, 1999 was $1,442,000, compared to $901,000 for the same period in 1998. R.H. Phillips capitalized $217,000 of additional interest pertaining to vineyard and winery development during the nine month period ended September 30, 1999, and $350,000 during the same period in 1998. R.H. Phillips had fewer vineyards under development during the first nine months of 1999 than during the same period in 1998, causing capitalized interest to decrease. The increase in total interest cost is primarily due to borrowings to fund capital improvements, and the conversion of $2,500,000 of preferred stock to subordinated debt in March 1999. The interest is attributable to R.H. Phillips' debt obligations and bank line of credit.

   Provision for Income Taxes

   Provision for income taxes for the nine month period ended
September 30, 1999 was $1,009,000, compared to $945,000 for the same period in 1998. The $64,000 increase is due to higher income.

   Net Income Applicable to Common Shareholders

   R.H. Phillips generated net income of $1,498,000 for the nine month period ended September 30, 1999, compared to $1,404,000 for the same period in 1998. The $94,000 increase was primarily due to higher gross profit, which was partially offset by increased selling expenses and interest expense.

   Net income applicable to common shareholders was
$1,401,000 for the nine month period ended September 30, 1999, compared to $1,148,000 for the same period in 1998. The $253,000
increase was primarily due to higher net income.   The March 1999
exchange of 250,000 shares of Senior Redeemable Preferred Stock for unsecured subordinated debt also contributed to the increase by decreasing dividends payable to the holder of the Senior Redeemable Preferred Stock.

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

   R.H. Phillips had cash totaling $1,162,000 on September 30, 1999, an increase from $151,000 on December 31, 1998. Sources of cash during the nine month period ended September 30, 1999 included cash from operations of $1,358,000 and proceeds from long-term debt of $12,816,000. Cash used during that period included $6,055,000 invested in property, plant and equipment and $7,398,000 to repay debt.

   Current assets increased by $7,302,000 during the nine month period ended September 30, 1999, primarily due to an increase in inventories from $12,674,000 on December 31, 1998 to $17,234,000 on September 30, 1999. The increase is primarily due to the seasonality of the grape harvest. Current liabilities increased by $4,337,000 during the nine month period ended September 30, 1999, primarily due to the timing of accounts payable. These factors caused net working capital to increase $2,965,000, from $12,785,000 on December 31, 1998 to $15,750,000 on September 30, 1999.

   R.H. Phillips has several long-term loans, the largest of which was obtained from Metropolitan Life Insurance Company ("Metropolitan"). R.H. Phillips has borrowed $11,000,000 from Metropolitan, of which $9,800,000 was outstanding at September 30, 1999. The unpaid principal under the loan accrues interest at an annual rate of 8.04%. The interest rate is subject to adjustment by Metropolitan every three years, beginning on January 1, 2001. R.H. Phillips is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time R.H. Phillips will be required to make a balloon payment of $200,000.

   R.H. Phillips has a line of credit of $15,000,000 with U.S.
Bank National Association ("U.S. Bank") to finance its working capital requirements. The line of credit is secured by accounts receivable, inventory, the grape crop, and unencumbered farm equipment, and matures April 2001. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at R.H. Phillips' option. The balance on the line at September 30, 1999 was $12,159,000.

   In addition to loans with Metropolitan and U.S. Bank, R.H. Phillips has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from December 1999 to August 2007 and, excluding capital leases, the interest rates range from 7.0% to 10.9%. The balances due on these items totaled $7,699,000 at September 30, 1999.

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

   On September 15, 1999, R.H. Phillips purchased 370 acres of land for $490,000, and immediately began development of 115 acres of the land into vineyard. On September 29, 1999, R.H. Phillips sold the land and improvements to David L. Gemmer and Shirley A. Gemmer ("Gemmer") for $989,000, and entered into a Vineyard Development and Lease Agreement (the "Agreement") with Gemmer. Mr. Gemmer is a shareholder of R.H. Phillips, attends meetings of the Board of Directors, and serves as an advisor.
Under the terms of the Agreement, R.H. Phillips is required to complete the development of the 115 acre vineyard. The development period begins September 29, 1999 and ends December 31, 2001 (the "Development
Period"). Subject to certain limitations, Gemmer shall reimburse all costs incurred by R.H. Phillips during the Development Period. R.H.
Phillips is required to lease and operate the vineyards for the ten year period ended December 31, 2011, and is entitled to all crop produced during this period. Rent payments are due quarterly beginning
January 1, 2002, and are equal to 2.8% of (i) development costs and
(ii) finance costs equal to 11.2% per annum of vineyard development and land costs.

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

   R.H. Phillips has invested in substantial improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion. R.H. Phillips invested $5,400,000 during the first nine months of 1999 in tanks, barrels, other equipment and buildings, and plans to invest approximately $200,000 more during the balance of the year. Additional winery expansion projects are planned for the future to handle the increased production from R.H. Phillips' recently planted vineyards. R.H. Phillips has invested $1,100,000 during the first nine months of 1999 in farm equipment and the continued development of recently planted vineyards, and plans to invest an additional $300,000 during the remainder of 1999. R.H. Phillips is funding 1999 capital projects with internally generated funds, proceeds from the U.S. Bank line of credit increase, and long-term debt and lease financing.

   Management believes that cash flows generated from operations, together with borrowing availability, will be adequate to fund R.H. Phillips' operations, capital expansion efforts and debt service requirements over the next twelve months. However, a significant decline in R.H. Phillips' expected operating performance could have a material adverse effect on R.H. Phillips' liquidity. In such case, R.H. Phillips would adjust its level of capital expenditures as necessary, obtain additional debt financing or issue equity securities. However, there can be no assurance that such financing will be available and, if available, that it could be obtained in terms favorable to R.H. Phillips.

   Phylloxera infestation has had a negative impact on R.H.
Phillips' grape production. Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death.
Many of R.H. Phillips' first vineyards contained rootstock which was susceptible to Phylloxera. As of October 1999, R.H. Phillips has removed or replaced all Phylloxera infested or susceptible vines. Management believes that the replacement rootstocks are resistant to Phylloxera.

Year 2000

   R.H. Phillips has reviewed its potential exposure to the "Year
2000 Problem", which results from computer programs being written using two digits rather than four to define the applicable year. As a result of this problem, computer programs that are not "Year 2000 compliant" may recognize a date using "00" as the year 1900 rather than 2000. The impact of the Year 2000 Problem on R.H. Phillips is difficult to assess at this time, but the Year 2000 Problem could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process sales, send invoices, retain accurate data or engage in normal business activities. The Year 2000 Problem may also affect the operations of suppliers, distributors, vendors and others with whom R.H. Phillips does business, thereby adversely affecting R.H. Phillips as well.

   R.H. Phillips has completed its internal assessment of its own information technology systems and non-information technology systems to ascertain whether they are Year 2000 compliant. R.H.
Phillips has also assessed the potential effect upon its operations of Year 2000 Problems encountered by its suppliers, customers, bank and others with whom it does business. Although R.H. Phillips has implemented measures to reduce its potential exposure to the Year
2000 Problem, due to the general uncertainty over the Year 2000 readiness of third parties, R.H. Phillips is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

   R.H. Phillips uses several information technology systems, some of which may be affected by the Year 2000 Problem.
Management has reviewed its critical computer systems in order to determine whether any software requires updating or replacement and determined that its primary financial and operating software was not Year 2000 compliant. The software supplier has advised management that it has updated the software to Year 2000 compliance. R.H. Phillips was not charged for the reprogramming. R.H. Phillips also tested the software for Year 2000 compliance. The costs associated with the testing were less than $5,000, and were expensed as incurred. Management believes that the software is now materially Year 2000 compliant, and that any problems which may occur in 2000 will be immaterial and easily correctable.

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

   R.H. Phillips believes that it has meritorious defenses to the claims of Phillips Farms and also has legal claims against Phillips Farms. On October 4, 1999, R.H. Phillips filed a cross complaint against Phillips Farms for infringement of R.H. Phillips' trademarks and trade dress, among other actions. If Phillips Farms is successful in its suit, R.H. Phillips could be required to cease use of the "R.H. Phillips" trademarks, which could have an adverse effect upon the business and financial condition of R.H. Phillips.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit No.     Description
   -----------     -----------

   10.1 Vineyard Development and Lease Agreement, dated September 29, 1999, between R.H. Phillips and
                   David L. and Shirley A. Gemmer, and related agreements

   27.1            Financial Data Schedule


   (b) Reports on Form 8-K

   None

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                          R.H. PHILLIPS, INC.
                          (Registrant)

                          Date: November 12, 1999




                          By//s//John E. Giguiere
                            -------------------------------
                          John E. Giguiere, Co-President
                          Co-Chief Executive Officer


                          By//s//Michael J. Motroni
                            -------------------------------
                          Michael J. Motroni, Chief Financial Officer
                          Principal Financial Officer

                             EXHIBIT INDEX

Exhibit No.                     Description
 10.1          Vineyard Development and Lease Agreement, dated
               September 29, 1999, between R.H. Phillips and
               David L. and Shirley A. Gemmer, and related agreements


 27.1          Financial Data Schedules