Form 10KSB/A
period 1998-12-31
PHILLIPS R H INC
filed 2000-03-29
CIK 925712

         U.S. Securities and Exchange Commission
                  Washington, D.C.  20549
                         Form 10-KSB/A

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

     During 1998 R.H. Phillips wrote down inventory by $597,000.
The adjustment was largely due to a reduction of the carrying value of 399,000 gallons of bulk wine inventory. During 1998, management determined that it was uneconomical to continue production of two low margin products, and decided to sell surplus bulk wines used in these products in 1999. Consequently, R.H. Phillips wrote down the bulk wine inventory to its estimated market value. Market value was determined based on the then current selling price of bulk wines for similar varieties and quality. In addition, management recorded a $123,000 charge associated with purchase commitments for bulk wines used in these products.

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

     Other Operating Expenses

     Other operating expenses were $146,000 in 1998. In November 1998, R.H. Phillips removed 23 acres of vines that management believed were uneconomical to farm due to inferior grape quality. The vineyards had a carrying value of $146,000.

     Interest Expense

     Interest expense in 1998 was $1,271,000, compared to $908,000 in the prior year. The increase in total interest in 1998 is primarily due to borrowings to fund winery and vineyard expansion and working capital increases. R.H. Phillips capitalized $420,000 of additional interest pertaining to vineyard and winery development during 1998, and $624,000 during 1997.


     Other Income, net

     Other income, net was $163,000 in 1998, compared to $105,000
in 1997.   The income in both years was primarily from vineyard
management fees.

     Provision for Income Taxes

     Income tax expense for the year ended December 31, 1998 was $1,388,000, and increase of $598,000 over 1997. The increase in income tax expense is primarily due to higher income in 1998 as compared to 1997. R.H. Phillips' effective income tax rate also increased from 37% in 1997 to 40% in 1998. The increase in the effective rate is due to a decrease during 1998 in the state manufacturer's investment tax credit available to R.H. Phillips as a percent of taxable income.

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

     Other Operating Expenses

     Other operating expenses were $237,000 in 1996. In 1993, R.H. Phillips determined that several of its vineyards were infested with Phylloxera, a grape root louse which destroys vines, and adjusted the remaining depreciable lives of those vineyards to their estimated remaining economic lives. At that time, it was determined that the cash flows from the vineyards would still be adequate to cover their related carrying value. In 1996, the Company decided to remove a portion of the infested vineyards ahead of the originally planned schedule. As a result, in 1996 R.H. Phillips wrote off the $237,000 carrying value of the vineyards removed.

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

     Other Income, net

     Other income was $105,000 in 1997, compared to $85,000 in 1996. The income was primarily from vineyard management fees.

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

                         R.H. Phillips, Inc.

                        Statements of Income

              (In thousands, except share information)

                                                            Year ended
                                                           December 31,
                                                           ------------
                                                         1998         1997
                                                         ----         ----
Net sales                                               $21,720     $17,258

Cost of sales                                            11,278      10,054
                                                        -------     -------
Gross profit                                             10,442       7,204

Selling expenses                                          4,747       3,359

General and administrative expenses                         962         918

Other operating expenses                                    146          --
                                                        -------     -------
Operating income                                          4,587       2,927

Interest expense                                         (1,271)       (908)

Other income, net                                           163         105
                                                        -------     -------
Income before provision for income taxes                  3,479       2,124

Provision for income taxes                               (1,388)       (790)
                                                        -------     -------
Net income                                              $ 2,091     $ 1,334
                                                        =======     =======

Net income                                              $ 2,091     $ 1,334

Dividends and accretion on Redeemable Preferred Stock      (343)       (337)
                                                        -------     -------
Net income applicable to Common Shareholders            $ 1,748     $   997
                                                        =======     =======

Net income per share - basic and diluted                $   .27     $   .15
                                                        =======     =======
Shares used in per share calculations:
 - Basic                                              6,582,559   6,468,800
 - Diluted                                            6,583,105   6,469,514

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

Revenue Recognition

Revenue from product sales is recognized when title passes to the customer.

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
                                                                   =======

During 1998, R.H. Phillips wrote down inventory by $597,000. The adjustment was largely due to a reduction of the carrying value of 399,000 gallons of bulk wine inventory. During 1998, management determined that it was uneconomical to continue production of two low margin products, and decided to sell surplus bulk wines used in these products in 1999. Consequently, R.H. Phillips wrote down the bulk wine inventory to its estimated market value. Market value was determined based on the then current selling price of bulk wines for similar varieties and quality. In addition, management recorded a $123,000 charge associated with purchase commitments for bulk wines used in these products.

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

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

3. Long-term debt (continued)

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
                                                        ========

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

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

                R.H. Phillips, Inc.
       Notes to Financial Statements (continued)

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

9. Shareholders' equity (continued)

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