Form 10KSB
period 1999-12-31
PHILLIPS R H INC
filed 2000-03-29
CIK 925712

		      U.S. Securities and Exchange Commission
			     Washington, D.C.  20549
				  Form 10-KSB

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____ to ______

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

			   No Par Common Stock
--------------------------------------------------------------------------
			     (Title of Class)

Check whether the issuer  (1) filed  all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----     ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $25,604,000

Aggregate market value of the voting stock held by non-affiliates based on the closing price at which the stock was sold on the Nasdaq National Market as of March 15, 2000 was approximately $12,887,000.

Number of shares outstanding of each of the issuer's classes of common equity as of March 15, 2000: 6,695,331

Documents incorporated by reference: Proxy Statement for the 2000 Annual Meeting of Shareholders

Transitional Small Business Disclosure Format:  Yes      No  X
						    ----    ----

	PART I

Item 1. Description of Business

General

R.H. Phillips, Inc. ("R.H. Phillips") produces and sells premium varietal table wines. R.H. Phillips' vineyard, winery and corporate headquarters are located in the Dunnigan Hills region of California, approximately 30 miles northeast of the Napa Valley wine region. R.H. Phillips' wines are sold throughout the United States and in several other countries, and sales have increased from 4,500 cases in 1984 to 434,000 cases in 1999.

For purposes of the following discussion, a "case" means a nine liter case of wine. All numbers are approximate.

Business of Issuer

Strategy

R.H. Phillips, a leading California producer of super premium and popular premium wines, specializes in the production of Chardonnay, the Rhone Valley varietals Syrah and Viognier, and Zinfandel. R.H. Phillips owns or leases approximately 1,364 acres of producing vineyards in the Dunnigan Hills viticultural region. The combination of low cost fruit production from the Dunnigan Hills and high quality viticultural and enological practices common to Napa and Sonoma has enabled R.H. Phillips to create wines that compete on a quality basis with those produced from California's coastal regions. R.H. Phillips has made substantial investments in its vineyard and winery over the past six years, and has used the new facilities to increase the production and sale of higher profit super premium wines.

Products

R.H. Phillips produces and markets wines in the category known in the wine industry as "table wines." Table wines contain 7% to 14% alcohol by volume, and are generally consumed with foods. Table wines that retail for less than $6 per 750 ml (milliliter) bottle are generally referred to as "fighting varietals". Table wines which retail in the $6 to $10 range are referred to as "premium" or "popular premium" wines. Wines which retail between $10 and $15 per bottle are considered "super premium" wines and those which retail above $15 per bottle are considered "ultra premium" wines.

R.H. Phillips has developed a diverse line of products including popular premium, super premium and ultra premium varietal table wines. R.H. Phillips markets its products under five brands, each of which is defined by a type of wine and price structure.


EXP(r). The EXP brand consists of a Syrah and an estate bottled Viognier, which are varietals traditionally grown in France's southern Rhone Valley. Rhone Valley varietals adapt well to the warm Dunnigan Hills climate. The EXP super premium wines are fermented using several yeast strains to encourage a broad range of flavor development. Warm fermentation temperatures are employed to aid in the development of soft tannins and intense color. The wine is aged in oak barrels for up to 16 months. EXP Viognier is estate bottled. After pressing and cold settling, the Viognier juice is fermented at cool temperatures, creating slow fermentation in barrels and tanks. The wine is left in contact with fermentation lees to encourage yeasty, toasty characteristics. Approximately 50% of the wine is aged in oak barrels for up to eight months. EXP wines have a suggested retail price of $14.

Toasted Head(r). The Toasted Head brand consists of several super and ultra premium wines. Barrel coopers use toasting to alter the impact of wood barrel aging on the quality of wine. Woody aromas are subdued by toasting, while spicy, sweet, burnt and vanilla aromas are increased by the process. For Toasted Head wines, the barrel staves and heads are moderately toasted. This series includes a 100% Chardonnay which is fermented in French and American oak barrels and is allowed to age sur lie to develop richness. Toasted Head Chardonnay is aged up to ten months in oak barrels. The Cabernet Sauvignon/Syrah blend is aged up to 23 months in French and American oak barrels. The wines are kept in small individual lots until the final blend is assembled. R.H. Phillips introduced its Toasted Head Merlot and Malbec during 1999. These wines are blended with other Bordeaux varietals and aged in oak barrels to increase balance and flavor. Toasted Head Wines have suggested retail prices between $14 and $16.

Kempton Clark(r). R.H. Phillips' two Zinfandel products are sold under the Kempton Clark label. Lopez Ranch Zinfandel is an ultra premium wine produced from grapes grown on Lopez Ranch, a southern California vineyard. R.H. Phillips introduced MAD ("Multiple Appellation Designate) Zin in 1999. MAD Zin utilizes grapes grown throughout California, including the Dunnigan Hills. Kempton Clark Zinfandels are aged up to 18 months in oak barrels and have suggested retail prices between $14 and $18.

R.H. PhillipsTM. R.H. Phillips markets several varietals under the R.H. Phillips label. R.H. Phillips has produced Chardonnay and Cabernet Sauvignon for several years, and is a recognized quality leader for Chardonnay and Cabernet Sauvignon priced under $10 per bottle. Approximately 40% of R.H. Phillips Chardonnay is either fermented or aged in a combination of French and American oak barrels for up to nine months. The wine is left in contact with fermentation lees in order to encourage yeasty, toasty characteristics. The Cabernet Sauvignon is barrel aged up to 12 months to increase complexity and flavors. R.H. Phillips Chardonnay and Cabernet Sauvignon are bottled in 750 ml and 1.5 liter bottles. The R.H. Phillips Syrah and Merlot were introduced during 1999 and are packaged in a 750 ml bottle. These R.H. Phillips wines each have a suggested retail price of under $10 for the 750 ml bottle.

The R.H. Phillips Night Harvest(r) Series consists of Sauvignon Blanc, Mistura(r) and White Zinfandel products. Sauvignon Blanc is fermented and aged in stainless steel tanks to preserve maximum fruit flavors. Mistura is a blend produced from several Rhone Valley varietals from the Dunnigan Hills and other select areas of California. R.H. Phillips' White Zinfandel is cold fermented to preserve its fruity flavors. Night Harvest wines are bottled in 750 ml and 1.5 liter bottles. The 750 ml bottle has a suggested retail price of $6 to $8 per bottle. Management plans to reduce production of Mistura and White Zinfandel over the next few years to increase emphasis on higher margin products.

Chateau St. Nicholas(r).   The Chateau St. Nicholas products are sold
only during the holiday season, and consist of Chardonnay and White Zinfandel. The wines are sold primarily in 750 ml bottles, and have a suggested retail price of under $7.

Product Sales By Brand

Product sales have been dominated by the R.H. Phillips brand, which generated 76% of 1999 sales. EXP sales totaled 30,200 cases in 1999, an increase from 16,800 cases in 1998. Sales of Toasted Head wines increased from 37,300 cases in 1998 to 41,600 cases in 1999. R.H. Phillips plans to emphasize sales of its higher priced EXP, Toasted Head, and Kempton Clark products in the future. Chardonnay, which historically has been R.H. Phillips' largest selling varietal, accounted for 52% of 1999 sales. Cabernet Sauvignon was the next largest varietal, with 11% of sales.

Distribution

R.H. Phillips' sales strategy has focused on the creation, retention and expansion of a large, nationwide distributor network supported by sales personnel and commissioned brokers. R.H. Phillips' wines are distributed nationwide by a network of over 90 unrelated distributors who purchase from R.H. Phillips at wholesale prices. R.H. Phillips employs eleven sales managers who work with certain distributors, and a national sales manager. R.H. Phillips also uses independent wine brokers. The brokers, who are paid a commission based on sales revenue, accounted for 54% of 1999 sales. Each sales representative and broker is responsible for managing the wholesale network in their region by educating the wholesalers' sales forces, facilitating communication, managing product promotions and campaigns, and monitoring sales performance.

R.H. Phillips' largest customers in 1999 were Young's Market, a California wine distributor, and Lauber Imports and M.S. Walker, which distribute wines in the northeastern United States. Young's Market, Lauber Imports and M.S. Walker accounted for 12%, 12% and 7% of R.H. Phillips' sales in 1999, respectively.

R.H. Phillips' wines are sold throughout the United States and in several other countries. The northeastern United States, which is R.H. Phillips' largest region, accounted for 29% of 1999 sales. The northern Midwest was the second largest region with 15% of sales. R.H. Phillips' exported 3% of its 1999 sales, primarily to Canada.

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

Sales and Marketing

R.H. Phillips' advertising and promotional activities occur at both the distributor and consumer levels. Distributor level programs include promotional allowance rebates and volume discounts. Consumer level activities include media advertising, point of sale materials, a tasting room, and various educational and promotional events. Management believes that promotional allowances are the most cost effective means of increasing sales volumes, while advertising and other consumer level activities may provide increased name recognition.

Suppliers

R.H. Phillips purchases packaging materials, bulk wines, grapes and other raw materials. Management believes that it has strong relationships with all of its major suppliers, is not dependent on any single supplier, and would be able to find substitute suppliers if necessary.

Because sales of some R.H. Phillips products have exceeded production of certain grape varietals in the past several years, it has been necessary to purchase bulk wine and grapes from outside suppliers. Approximately 18% of R.H. Phillips' 1999 wine production came from bulk grapes and wine purchased on the open market or through supply contracts. Certain R.H. Phillips products rely largely on purchased grapes and are expected to continue to be produced from outside sources in the future. The supply and price of grapes have historically been subject to considerable fluctuations. R.H. Phillips has expanded its vineyards over the past several years in an effort to improve wine quality and lessen its dependence on outside sources of bulk wine and grapes.

Research and Development

R.H. Phillips' researchers strive to improve wine quality through experimentation and analysis of various winemaking and viticultural techniques. Viticulture research is directed toward gaining an understanding of the factors that directly impact the quality of grapes from R.H. Phillips' Dunnigan Hills vineyards. Extensive trials are conducted on crop load, irrigation levels, and fertilization rates. Numerous clones, rootstocks and trellis systems are continuously evaluated in an effort to identify the vines that produce the highest quality fruit from the numerous soil conditions and microclimates in R.H. Phillips' vineyards. Because most of R.H. Phillips' wines are produced using grapes from vineyards located adjacent to or near the winery, there is a strong link between vineyard research and management techniques and the experimentation that takes place in the winery. The winemakers build on the vineyard quality efforts by experimenting with new winemaking techniques developed by the research staff, private laboratories, universities, and other wineries. R.H. Phillips has evaluated new yeast strains not yet commercially available, and there is ongoing research on enzymes that increase color extraction from red grapes. Processing and fermentation techniques are routinely evaluated as well. The barrel research program seeks to increase R.H. Phillips' understanding of the role numerous barrel sources play in the premium wine program.

R.H. Phillips maintains a close working relationship with the faculty of the Department of Enology and Viticulture at the University of California at Davis. R.H. Phillips has also exchanged valuable technical information with French, Australian and South African winemakers and viticulturists.

Competition

The California table wine industry had an estimated $5.3 billion in 1999 sales, according to the December 1999 edition of WINEDATA published by Gomberg, Fredrikson and Associates. The three largest wineries, known as "the Big Three," are E. & J. Gallo, Canandaigua West, and The Wine Group. The shipment volume of the Big Three in 1999 accounted for approximately 56% of California table wine shipments. R.H. Phillips is the 24th largest shipper of bottled wines in California, according to the 1999 edition of WINEDATA.

The California wine industry is extremely competitive. New wineries are established on a regular basis which compete to some extent with R.H. Phillips. Management believes that competition in the wine industry will likely increase, which could potentially reduce future profits. Plantings of vineyards have increased over the last several years. As a result, there may be certain grape varietals that will be in oversupply in the future as the vineyards begin to produce crops. Such an oversupply may result in increased pressure on wine prices.

Trademarks

R.H. Phillips has adopted a program to establish and protect its trademarks and trade names. R.H. Phillips has obtained federal registrations for its EXP, Toasted Head, Kempton Clark, Night Harvest, Mistura and Chateau St. Nicholas trademarks from the U.S. Patent & Trademark Office as well as several registrations for design trademarks.

Employees

R.H. Phillips has approximately 90 full-time employees. In addition, R.H. Phillips employs temporary labor for vineyard development, pruning and harvest, and winery crush and bottling. None of R.H. Phillips' employees are covered by a collective bargaining agreement and R.H. Phillips is unaware of any labor disputes with its employees.

Agricultural Hazards

Grape growing for wine production is heavily dependent upon favorable weather conditions. Drought or excessive rain can adversely affect production. Excessive heat or cold, especially near harvest, can adversely affect grape and wine quality. Weather has historically had a large impact on the California wine industry, causing fluctuations in crop yields and quality.

Diseases

Many California vineyards have been severely damaged by Phylloxera, an aphid-sized root louse. The pest lives and propagates in the soil and feeds on the roots of vines. Phylloxera is not harmful to humans, but it can affect grape quality and causes a progressive decline in grape production. Chemical insecticides can slow the progress of vine deterioration, but once a vine is infested it is not possible to eradicate Phylloxera. Phylloxera has impacted several grape growing regions, including Napa, Sonoma, Monterey, Mendocino and Lake counties. R.H. Phillips has replaced all rootstock believed to be susceptible to Phylloxera with rootstock believed in the industry to be resistant to Phylloxera.

Another disease which affects California vineyards is Pierce's Disease. Pierce's Disease is caused by a bacterium that kills grapevines by blocking their water transportation tissue. The bacterium is spread by insects known as sharpshooters. A vine with Pierce's Disease usually produces no crop and dies within two years. Although the wine industry is researching possible methods of preventing and eradicating Pierce's Disease, there is currently no known prevention or cure. Pierce's Disease has been found in vineyards located in Napa, Sonoma and Riverside counties. It is not believed to be present in Yolo County, where R.H. Phillips' vineyards are located.

Grape vines are subject to a variety of other damaging diseases which have afflicted California vineyards. Management is unaware of any diseases in R.H. Phillips' vineyards other than normal grape growing conditions such as mildew and insect infestation. R.H. Phillips is treating these with both chemical treatments and organic methods.

Water Supply

R.H. Phillips has several wells on its property, and has rights to limited quantities of water from the Yolo County Flood Control and
Water Conservation District.   These resources have historically
supplied sufficient quantities of water for irrigation. However, there can be no assurance that the wells will provide sufficient water during a severe drought, or that county water will be available in the future. Future expansion of vineyards in the Dunnigan Hills region may be limited by the availability of water.

Regulation

The U.S. wine industry is subject to substantial federal, state and local regulation. The Bureau of Alcohol, Tobacco and Firearms ("BATF") is the federal agency primarily responsible for regulating the production and sale of wine. The BATF has promulgated numerous regulations relating to the wine industry. These regulations include the licensing of wine producers, limitations on chemical additives in wines, advertising standards, labeling requirements and numerous other aspects of wine production and sales. The BATF also collects federal excise taxes on wine. The amount of federal excise tax is based on the total volume of wine shipped and the alcohol content of that wine. The current federal excise tax on wines shipped by R.H. Phillips is $1.07 per gallon for wines containing less than 14%
alcohol and $1.57 per gallon for wines containing more than 14% alcohol. Less than 1% of the wine shipped by R.H. Phillips during 1999 contained more than 14% alcohol.

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

Seasonality

R.H. Phillips usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase during the holiday season, which causes a large percentage of sales to occur during the last three months of each year. In
1999, 33% of total case sales occurred during the last three months. R.H. Phillips' expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the summer and early autumn due to harvest and crush activities and to fund vineyard and winery expansions.

Working Capital

R.H. Phillips typically keeps large amounts of inventories on hand. Inventories include the current grape crop, bulk wine stored in tanks and barrels, packaging supplies and bottled wines. Sufficient finished products are also kept on hand to allow for rapid turnaround of wine orders and bottle aging. Management believes that large inventories are standard in the wine industry for these reasons.
R.H. Phillips' wine inventories are expected to increase in the future as its product mix moves toward higher priced super premium products that require longer aging.

Year 2000


In prior years, R.H. Phillips discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, R.H. Phillips completed its remediation and testing of computer systems. As a result of those planning and implementation efforts, R.H. Phillips experienced no disruptions in critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change. R.H. Phillips invested approximately $10,000 to upgrade certain non-information technology systems to Year 2000 compliance. Costs associated with system testing were less than $5,000, and were expensed as incurred. Management is not aware of any material problems resulting from Year 2000 issues with its products, its internal systems, or the products and services of third parties. Management intends to monitor critical computer applications throughout the Year 2000 to ensure that any latent Year 2000 issues which might arise are addressed promptly.

Item 2. Description of Property

R.H. Phillips owns or leases 2,811 acres of land in California's Dunnigan Hills region, located in northern Yolo County. A total of 1,364 acres are currently planted in producing vineyards. R.H. Phillips' winery facility and administrative headquarters are located on R.H. Phillips' land. The winery facility includes bottling, barrel storage and warehouse buildings, wine storage and fermentation tanks, and grape processing equipment. At December 31, 1999, R.H. Phillips owned or leased 15,200 oak barrels capable of holding 895,000 gallons. R.H. Phillips' wine tank capacity is 2,345,000 gallons, for a total capacity of 3,240,000 gallons. The maximum bulk wine on hand at one time during 1999 was 2,494,000 gallons. R.H. Phillips leases an off-site warehouse building with storage capacity of 300,000 cases of wine. The maximum number of cases on hand at one time during 1999 was 212,000. R.H. Phillips plans to construct another barrel building and purchase additional barrels during 2000 to accommodate planned growth.

In May 1997, R.H. Phillips sold 371 acres of land being developed into vineyard to John Hancock Life Insurance Company ("Hancock"). In connection with that transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires
on December 31, 2012.   The lease requires R.H. Phillips to pay
rent of $161,000 per calendar quarter.

On September 15, 1999, R.H. Phillips purchased 313 acres of land located near its other vineyards. On September 29, 1999, R.H. Phillips sold the land, of which 115 acres were partially developed into vineyard, to David L. Gemmer and Shirley A. Gemmer ("Gemmer"). R.H. Phillips manages, operates and leases the land and vineyards from Gemmer for a term that expires on December 31, 2011, and is required to complete the development of the 115 acre vineyard.
The lease requires R.H. Phillips to pay rent quarterly beginning January 1, 2002 in an amount equal to 2.8% of (i) development costs and (ii) finance costs equal to 11.2% per annum of vineyard development and land costs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

				 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

R.H. Phillips' Common Stock is listed on the Nasdaq National Market under the symbol "RHPS". As of March 15, 2000, there were 375 holders of record of R.H. Phillips' Common Stock.

The high and low bid prices for the Common Stock by quarter for the past two years are as follows:

   Year Ended December 31, 1999

      First Quarter...........................  $3.25   $2.63

      Second Quarter..........................  $3.44   $3.00

      Third Quarter...........................  $3.25   $2.81

      Fourth Quarter..........................  $3.00   $2.50

   Year Ended December 31, 1998

      First Quarter...........................  $3.56   $2.50

      Second Quarter..........................  $3.88   $2.88

      Third Quarter...........................  $4.00   $3.00

      Fourth Quarter..........................  $3.38   $2.50

The information concerning the high and low bid prices is based on information R.H. Phillips obtained from the Nasdaq National Market.

R.H. Phillips has not paid dividends on its Common Stock to date. Management intends to reinvest earnings in the development of its business and does not anticipate paying Common Stock dividends for the foreseeable future. The Board of Directors may reevaluate its policies with respect to the payment of Common Stock dividends in the future. Payment of dividends on the Common Stock is subject to certain limitations under R.H. Phillips' loan agreements with Metropolitan Life Insurance Company and U.S. Bank National Association.

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

Costs of Production. Statements with respect to R.H. Phillips' general cost of production are based on management's assumptions concerning the likely levels of future sales by R.H. Phillips, projected yields from R.H. Phillips' vineyards and the cost and availability of purchased bulk wine and grapes. For example, if R.H. Phillips' sales increase at a faster rate than anticipated or R.H. Phillips' grape production is lower than projected, R.H. Phillips could be forced to make additional purchases of grapes and wine on the spot market. Management believes that such events could increase R.H. Phillips' costs of production.

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

Costs of Production


 R.H. Phillips' vineyards produced 9,500 tons of grapes in 1999, compared to 7,700 tons in 1998. The increase was primarily due to production from vineyards planted in recent years. R.H. Phillips has expanded its vineyards to lessen its dependence on outside sources of bulk wines and grapes and reduce its wine costs. Management believes the full benefit of the vineyard expansion should continue to be realized over the next few years as the vines mature.

Results of Operations

Year Ended December 31, 1999

Net Sales

Net sales in 1999 were $25,604,000, an 18% increase over net sales
of $21,720,000 during 1998.   The average selling price per case
increased from $51.28 in 1998 to $55.26 in 1999, due to increased sales of higher priced super premium products and price increases on many R.H. Phillips products. Sales of super premium wines increased from 56,000 cases in 1998 to 79,000 cases in 1999.
R.H. Phillips sold 434,000 cases in 1999, an increase of 7% from 405,000 cases in 1998. Management believes that the higher sales volume was primarily due to sales and marketing activities and increased product availability, and reflects growing wine consumption in the United States. Excluding the sales of bulk wines and other non-wine items, net sales were $23,969,000 in 1999, a 15% increase over net sales of $20,791,000 in 1998.

Gross profit

Gross profit was $13,715,000 in 1999, a 31% increase over $10,442,000
in 1998.   Gross margins were 54% in 1999, compared to 48% in 1998.
The higher gross margin in 1999 was primarily due to higher average case prices. Excluding gross profit on bulk wine sales of $123,000 and other items of $315,000, and inventory write downs of $100,000, gross profit was $13,377,000 in 1999, compared to $11,115,000 in 1998.

Selling Expenses

Selling expenses were $6,351,000, or 25% of sales, in 1999, an increase from $4,747,000, or 22% of sales, in 1998. The $1,604,000 increase is primarily due to higher sales promotion and labor costs. R.H. Phillips is significantly expanding its sales force in an effort to continue its shift into super premium wines. Consequently, selling expenses are expected to increase in 2000.

General and Administrative Expenses

General and administrative expenses in 1999 were $1,046,000, an increase from $962,000 in 1998. The $84,000 increase is primarily due to higher facility maintenance, legal and accounting expenses. As a percentage of net sales, general and administrative expenses were 4% in both 1998 and 1999.

Other Operating Expense


Other operating expense was $203,000 in 1999, compared to $146,000 in 1998. The expense in both years was due to charges resulting from the removal of nonperforming vineyards. In October 1999,

R.H. Phillips removed 85 acres of vineyard inflicted with Phylloxera. Management determined that the low yields from these vineyards due to Phylloxera made them uneconomical to farm. The carrying value of the vineyards and the cost of removal totaled $191,000. In addition, R.H. Phillips recorded an asset impairment charge of $12,000 in 1999 to record the removal of seven additional acres of Phylloxera infested vineyards in February 2000. As of February 2000, R.H. Phillips had removed or replaced all Phylloxera infested or susceptible vines with rootstock believed in the industry to be resistant to Phylloxera. In November 1998, R.H. Phillips removed 23 acres of vineyard which had been producing inferior quality grapes. The vineyard had a carrying value of $146,000.

Interest Expense

Interest expense in 1999 was $2,106,000, compared to $1,271,000 in the
prior year.   The increase in total interest in 1999 is primarily due
to the conversion of $2,500,000 of redeemable preferred stock to subordinated debt in March 1999, and borrowings to fund winery and vineyard expansion and working capital increases. R.H. Phillips capitalized $229,000 of additional interest pertaining to vineyard and winery development during 1999, and $420,000 during 1998.

Other Income, net

Other income was $172,000 in 1999, compared to $163,000 in 1998.
The income in both years was primarily from crop subsidies and vineyard management fees.

Provision for Income Taxes

Income tax expense for the year ended December 31, 1999 was $1,591,000, an increase of $203,000 over 1998. The increase in income tax expense is primarily due to higher income in 1999 as compared to 1998.

Net Income Applicable to Common Shareholders

R.H. Phillips generated net income applicable to common shareholders of $2,487,000 in 1999, compared to $1,748,000 in 1998. The $739,000 or 42% increase was primarily due to higher gross profit, which was partially offset by increased selling expenses and interest expense.

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

Other Operating Expenses

Other operating expenses were $146,000 in 1998. In November 1998, R.H. Phillips removed a 23 acre vineyard management believed to be uneconomical to farm due to inferior grape quality. The vineyard had a carrying value of $146,000.

Interest Expense

Interest expense in 1998 was $1,271,000, compared to $908,000 in the
prior year.   The increase in total interest in 1998 is primarily due
to borrowings to fund winery and vineyard expansion and working capital increases. R.H. Phillips capitalized $420,000 of additional interest pertaining to vineyard and winery development during 1998, and $624,000 during 1997.

Other Income, net

Other income was $163,000 in 1998, compared to $105,000 in 1997.
The income in both years was primarily from vineyard management fees.

Provision for Income Taxes

Income tax expense for the year ended December 31, 1998 was $1,388,000, an increase of $598,000 over 1997. The increase in income tax expense is primarily due to higher income in 1998 as compared to 1997. R.H. Phillips' effective income tax rate also increased from 37% in 1997 to 40% in 1998. The increase in the effective rate is due to a decrease during 1998 in the state manufacturer's investment tax credit available to R.H. Phillips as a percent of taxable income.

Net Income

R.H. Phillips generated net income of $2,091,000 in 1998, compared to $1,334,000 in 1997. The $757,000 or 57% increase was primarily due to higher gross profit, which was partially offset by increased selling expenses.

Liquidity and Capital Resources

R.H. Phillips has financed its working capital and capital expansion needs through internally generated funds, bank credit facilities, equity financing, long term debt, and the sale and leaseback of certain assets. R.H. Phillips has made substantial capital expenditures to expand its vineyards and winery facilities in order to obtain production efficiencies through vertical integration and to increase product sales. R.H. Phillips' cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth. Consequently, R.H. Phillips has depended upon debt, equity, and lease financing for its expansion needs.

R.H. Phillips had cash totaling $263,000 on December 31, 1999, an increase from $151,000 on December 31, 1998. Sources of cash during 1999 included cash from operations of $1,173,000 and proceeds from long-term debt of $16,948,000. Cash used during 1999 included $6,290,000 invested in plant, equipment and vineyards, and $11,874,000 to repay long-term debt.

Current assets increased by $6,134,000 during 1999, primarily due to an increase in inventories from $12,674,000 on December 31, 1998 to $17,465,000 on December 31, 1999. The increase is primarily due to larger quantities of bulk and case wine. Current liabilities increased by $1,401,000 during 1999, primarily due to the timing of payments on accounts payable. These factors caused net working capital to increase $4,733,000, from $12,785,000 on December 31, 1998 to $17,518,000 on December 31, 1999.


R.H. Phillips has several long-term loans, one of which was obtained from Metropolitan Life Insurance Company ("Metropolitan").
R.H. Phillips borrowed $7,500,000 from Metropolitan in January 1995. In December 1997, R.H. Phillips refinanced the loan at a lower interest rate and borrowed additional funds from Metropolitan, increasing the total principal amount to $11,000,000. The unpaid principal under the loan accrues interest at an annual rate of 8.04%. R.H. Phillips is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time R.H. Phillips will be required to make a balloon payment of $200,000.

R.H. Phillips has a line of credit of $15,000,000 with U.S. Bank National Association ("U.S. Bank") to help finance its working capital requirements. The line of credit is secured by accounts receivable, inventory and unencumbered farm equipment, and matures in April 2001. The annual interest rate on the line is either U.S. Bank's prime rate or LIBOR plus 150 basis points, at R.H. Phillips' option. The balance on the line at December 31, 1999 was $11,562,000.

In May 1997, R.H. Phillips sold 371 acres of land being developed into vineyard to John Hancock Life Insurance Company ("Hancock"). In connection with that transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. R.H. Phillips received proceeds from the sale of $5,384,000, and pays rent of $161,000 per calendar quarter. The lease is accounted for as an operating lease.

On September 15, 1999, R.H. Phillips purchased 313 acres of land for $490,000, and immediately began development of 115 acres of the land into vineyard. On September 29, 1999, R.H. Phillips sold the land and improvements to David L. Gemmer and Shirley
A. Gemmer ("Gemmer") for $989,000, and entered into a Vineyard
Development and Lease Agreement (the "Agreement") with Gemmer.
Mr. Gemmer is a shareholder of R.H. Phillips, attends meetings of the Board of Directors, and serves as an advisor. Under the terms of the Agreement, R.H. Phillips is required to complete the development of the 115 acre vineyard. The development period begins September 29, 1999 and ends December 31, 2001 (the
"Development Period"). Subject to certain limitations, Gemmer is required to reimburse all costs incurred by R.H. Phillips during the Development Period. R.H. Phillips is required to lease and operate the vineyards for the ten year period ended
December 31, 2011, and is entitled to all crop produced during this period. Rent payments are due quarterly beginning January
1, 2002, and are equal to 2.8% of the sum of (i) development costs and (ii) finance costs incurred by Gemmer during the Development
Period equal to 11.2% per annum of vineyard development and land costs.

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

In March 1999, R.H. Phillips exchanged, at par, all shares of the Senior Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable Exchangeable Preferred Stock ("Exchangeable Preferred"). The subordinated debt carries an annual interest rate of 14%, payable semi-annually. The Exchangeable Preferred bore a cumulative annual dividend of $1.20 per share payable semiannually in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share.
In March 2000, R.H. Phillips converted the Exchangeable Preferred to unsecured subordinated debt at an annual interest rate of 14%. The subordinated debt can be paid, at R.H. Phillips' option, after March 15, 2001. R.H. Phillips is required to make principal payments of $1,666,666 in 2004, $1,666,667 in 2005 and $1,666,667
in 2006.

R.H. Phillips expanded its winery production facilities in 1999 at a cost of $4,999,000. Equipment purchased included stainless steel storage and fermentation tanks, refrigeration equipment, and barrels. R.H. Phillips also finished constructing a tasting room and conference facility during 1999. Management plans to invest an estimated $4,600,000 in barrels, a barrel storage facility and other equipment during 2000. Additional winery expansion projects are anticipated for the future to handle the production of higher quality wines and anticipated production increases from R.H. Phillips' owned and leased vineyards. R.H. Phillips invested $868,000 in 1999 to continue development of vineyards, and plans to invest an estimated $800,000 during 2000. R.H. Phillips financed 1999 capital projects primarily with proceeds from an increase in the U.S. Bank line of credit, long-term debt and capital lease financing, and plans to fund 2000 capital projects with lease financing, long term debt and cash flow from operations.

Phylloxera infestation has had a negative impact on R.H. Phillips' grape production. Phylloxera is a root louse which feeds on grape roots, causing reduced production and eventual vine death. Many of R.H. Phillips' first vineyards contained rootstock which was susceptible to Phylloxera. R.H. Phillips has removed or replaced all Phylloxera infested or susceptible vines with rootstock believed in the industry to be resistant to Phylloxera.

Item 7.  Financial Statements

The audited financial statements of R.H. Phillips are set forth in this report beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Form 8-K. Item 4. Changes in Registrant's Certifying Accountants, dated November 30, 1998, was filed with the Securities and Exchange Commission on December 3, 1998, and is incorporated herein by reference.

				    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act is presented in R.H. Phillips' Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated by reference herein.

Item 10.  Executive Compensation

Executive Compensation is presented in R.H. Phillips' Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated by reference herein.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management is presented in R.H. Phillips' Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated by reference herein.

Item 12.  Certain Relationships and Related Transactions

Certain Relationships and Related Transactions is presented in R.H. Phillips' Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated by reference herein.

Item 13.  Exhibits and Reports on Form 8-K

(a) Audited Financial Statements of R.H. Phillips are attached to this annual report beginning on page F-1. Other exhibits attached to this annual report are as follow:

(a)  Exhibits

Exhibit No.     Description
-----------     -------------------------------------------------
 3.1 (A)        Articles of Incorporation

 3.2 (B)        Bylaws

 4.1 (B)        Form of Common Stock Certificate

10.1 (I)        Loan Agreement between R.H. Phillips and
		Metropolitan Life Insurance Company and Related
		Agreements, dated December 22, 1997

10.2 (F) Loan Agreement between R.H. Phillips and U.S. Bank and Related Agreements, dated May 1, 1999.

10.3 (A)        Loan Agreement between R.H. Phillips and Heller
		Financial and Related Documents, dated October 20, 1995

10.4 (B) Promissory Note, dated December 31, 1993, by RHP Vineyards, Inc., payable to R.H. Phillips Partners

10.5 (C) R.H. Phillips, Inc. 1995 Stock Option Plan and Forms of Incentive Stock Option and Nonstatutory Stock Option Agreements

10.6 (B) Securities Purchase Agreement between R.H. Phillips and John Hancock Life Insurance Company, dated March 27, 1996

10.7 (B) Form of Common Stock Purchase Warrant issued to John Hancock Life Insurance Company, dated March 27, 1996

10.8 (G) Common Stock Purchase Warrant, dated July 30, 1996, issued to Van Kasper & Company

10.9(E) Description of Compensation Arrangements with Victor Motto, director of R.H. Phillips

10.10(G) Loan agreement between R.H. Phillips and U.S. Bancorp and Related Agreements, dated December 31, 1996

10.11(H) Real Estate Purchase Contract, Agricultural Sublease and Related Agreements between R.H. Phillips and Farmland Management Services, dated January 24, 1997

10.12(H)        Amendment to the Real Estate Purchase Contract,
		Agricultural Sublease and Related Agreements between R.H. Phillips and Farmland Management Services, dated January 24, 1997

10.13(I) Employment Agreement between R.H. Phillips and John Giguiere, dated March 3, 1998

10.14(I) Employment Agreement between R.H. Phillips and Karl Giguiere, dated March 3, 1998

10.15(J) Securities Exchange Agreement between R.H. Phillips and John Hancock Life Insurance Company, dated March 12, 1999

10.16(J)        Form of Subordinated Note between R.H. Phillips and
		John Hancock Life Insurance Company, dated March 15, 1999

10.17(F)        R.H. Phillips 1999 Employee Stock Purchase Plan

10.18(K) Vineyard Development and Lease Agreement, dated September 29, 1999, between R.H. Phillips and David L. and Shirley
		A. Gemmer, and related agreements

10.19 Securities Exchange Agreement between R.H. Phillips and John Hancock Life Insurance Company, dated March 15, 2000

10.20 Subordinated Promissory Note, dated March 15, 2000, issued to John Hancock Life Insurance Company

23.1            Consent of Ernst and Young LLP, Independent Auditors

27.1            Financial Data Schedule

(A) Filed as an exhibit to R.H. Phillips' Quarterly Report on Form 10-QSB for the three month period ended March 31, 1999, and incorporated by reference herein.

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

(F) Filed as an exhibit to R.H. Phillips' Quarterly Report on Form 10-QSB for the six month period ended June 30, 1999, and incorporated by reference herein.

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

(J) Filed as an exhibit to R.H. Phillips' Annual Report on Form
10-KSB for the fiscal year ended December 31, 1998, and incorporated by reference herein.

(K) Filed as an exhibit to R.H. Phillips' Quarterly Report on
Form 10-QSB for the nine month period ended September 30, 1999, and incorporated by reference herein.

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




R.H. PHILLIPS, INC.

By://s// John E. Giguiere
-----------------------------
John E. Giguiere, Co-President and
 Co-Chief Executive Officer





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

     Signature                 Title                     Date
     ---------                 -----                     ----


//s//John E. Giguiere    Co-President, Co-Chief          3/29/00
---------------------    Executive Officer,  Director    -------
John E. Giguiere         (Principal Executive Officer)

//s// Karl E. Giguiere   Co-President, Co-Chief          3/29/00
----------------------   Executive Officer, Director     -------
Karl E. Giguiere         (Principal Executive Officer)

//s// Michael J. Motroni Vice President, Finance         3/29/00
------------------------ (Principal Financial            -------
Michael J. Motroni       Officer)

//s//Richard A. Pierce   Controller (Principal           3/29/00
----------------------   Accounting Officer)             -------
Richard A. Pierce

//s//Lane C. Giguiere    Vice President,                 3/29/00
---------------------    Secretary, Director             -------
Lane C. Giguiere

//s//Victor L. Motto     Director                        3/27/00
----------------------                                   -------
Victor L. Motto

			    R.H. PHILLIPS, INC.


			    FINANCIAL STATEMENTS

		  YEARS ENDED DECEMBER 31, 1999 AND 1998


				   with

		       REPORT OF INDEPENDENT AUDITORS

			     R.H. Phillips, Inc.


			     Financial Statements

		   Years Ended December 31, 1999 and 1998




Report of Ernst & Young LLP, Independent Auditors........................F2

Audited Financial Statements
  Balance Sheet..........................................................F3
  Statements of Income...................................................F4
  Statements of Shareholders' Equity.....................................F5
  Statements of Cash Flows...............................................F6
  Notes to Financial Statements..........................................F7

	       Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Shareholders
R.H. Phillips, Inc.

We have audited the accompanying balance sheet of R.H. Phillips, Inc. as of December 31, 1999, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.H. Phillips, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

					      //s//ERNST & YOUNG LLP


Sacramento, California
March 15, 2000

			     R.H. Phillips, Inc.

			       Balance Sheet

		   (In thousands, except share information)
																       December
							    December
    			    31, 1999
							    --------
Assets
Current assets:
   Cash                                                     $   263
   Accounts receivable                                        4,121
   Inventories                                               17,465
   Prepaid expenses and other current assets                  1,209
							    -------
Total current assets                                         23,058

Property, plant and equipment, net                           37,349

Other assets                                                    731
							    -------
							    $61,138
							    =======

Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                     $ 2,247
   Accounts payable                                           1,592
   Accrued payroll and related                                  392
   Accrued selling expenses                                     753
   Other accrued liabilities                                    556
							    -------
Total current liabilities                                     5,540

Long-term debt                                               27,690
Subordinated debt                                             2,301
Deferred income taxes                                         2,670
Deferred gain and vineyard development costs                     16

Commitments and contingencies (Note 7)                            -

Redeemable exchangeable preferred stock, redeemable
  at $2,500,000                                               2,301

Shareholders' equity:
   Non-redeemable preferred stock, no par value,
      4,500,000 shares authorized, none issued
      and outstanding                                             -
   Common stock, no par value, 12,500,000 shares
      authorized, 6,633,137 shares issued
      and outstanding                                        14,641
   Additional paid-in capital                                   337
   Retained earnings                                          5,642
							    -------
Total shareholders' equity                                   20,620
							    -------
							    $61,138
							    =======
See accompanying notes.

			     R.H. Phillips, Inc.

			     Statements of Income

		   (In thousands, except share information)


							  Year Ended
							  December 31,
							  ------------
						      1999         1998
						      ----         ----

Net sales                                           $25,604      $21,720

Cost of sales                                        11,889       11,278
						    -------      -------
Gross profit                                         13,715       10,442

Selling expenses                                      6,351        4,747

General and administrative expenses                   1,046          962

Other operating expenses                                203          146
						    -------      -------
Operating income                                      6,115        4,587

Interest expense                                     (2,106)      (1,271)

Other income, net                                       172          163
						    -------      -------
Income before provision for income taxes              4,181        3,479

Provision for income taxes                           (1,591)      (1,388)
						    -------      -------
Net income and comprehensive income                 $ 2,590      $ 2,091
						    =======      =======

Net income and comprehensive income                 $ 2,590      $ 2,091

Dividends and accretion on Redeemable
   Preferred Stock                                     (103)        (343)
						    -------      -------
Net income applicable to Common Shareholde          $ 2,487      $ 1,748
						    =======      =======

Net income per share - basic and diluted            $   .37      $   .26
						    =======      =======

Shares used in per share calculations:
 - Basic                                          6,689,175    6,689,175
 - Diluted                                        6,689,316    6,689,721






See accompanying notes.

		     R.H. Phillips, Inc.

		    Statements of Shareholders' Equity

		  Years ended December 31, 1999 and 1998

		  (In thousands, except share information)




					     Common Stock      Additional  Retained  Total
					     ------------        Paid-in   Earnings
					    Shares    Amount     Capital
					    ------    ------    ---------  -------  -------
Balance at December 31, 1997              6,433,182   $14,041   $     337  $ 2,007  $16,385

Accretion of Redeemable Preferred Stock           -         -           -      (43)     (43)

Dividend on Redeemable Preferred Stock            -         -           -     (300)    (300)

Issuance of stock dividend                   98,649       300           -     (300)       -

Net income and comprehensive income               -         -           -    2,091    2,091
					  ---------   -------   ---------  -------  -------
Balance at December 31, 1998              6,531,831    14,341         337    3,455   18,133

Accretion of Redeemable Preferred Stock           -         -           -      (28)     (28)

Dividend on Redeemable Preferred Stock            -         -           -      (75)     (75)

Issuance of stock dividend                  101,306       300           -     (300)       -

Net income and comprehensive income               -         -           -    2,590    2,590
					  ---------   -------   ---------  -------  -------
Balance at December 31, 1999              6,633,137   $14,641   $     337  $ 5,642  $20,620
					  =========   =======   =========  =======  =======






See accompanying notes.



			       R.H. Phillips, Inc.

			    Statements of Cash Flows

				 (In thousands)
																			       Year ended
																			       December 31,

								Year ended
								December 31,
								------------
							       1999      1998
							       ----      ----
Cash flows from operating activities:
Net income and comprehensive income                           $ 2,590 $ 2,091
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred income taxes                                          588     485
   Depreciation and amortization                                2,887   2,206
   Loss on disposal of property, plant and equipment              191     136
   Net changes in assets and liabilities:
      Accounts receivable                                      (1,139)   (469)
      Inventories                                              (4,791) (2,746)
      Prepaid expenses and other current assets                   (92)    (85)
      Other assets                                                (85)   (101)
      Accounts payable                                            534     241
      Accrued payroll and related                                  59      64
      Accrued selling expenses                                    272     258
      Other accrued liabilities                                   159      39
							       ------ -------
Net cash provided by operating activities                       1,173   2,119
Cash flows from investing activities:
Purchase of property, plant and equipment                      (6,290) (6,603)
Proceeds from sale of property, plant and equipment             1,000      14
							       ------  ------
Net cash used in investing activities                          (5,290) (6,589)

Cash flows from financing activities:
Cash dividends paid                                              (150)   (300)
Proceeds from long-term debt and notes payable                 16,948  17,450
Principal payments on long-term debt and notes payable        (11,874)(11,954)
Payment for development of leased vineyards and related costs    (695)   (680)
Other financing activities                                         --      (4)
							      ------- -------
Net cash provided by financing activities                       4,229   4,512

Increase in cash                                                  112      42
Cash at beginning of year                                         151     109
							      ------- -------
Cash at end of year                                           $   263 $   151
							      ======= =======
Other cash flow information:
Interest paid (including capitalized interest of
$229 and $420 in 1999 and 1998, respectively)                 $ 2,203 $ 1,520
Income taxes paid                                             $   905 $ 1,118
Noncash transactions:
Issuance of notes payable to finance property, plant and
  equipment purchased                                         $ 1,182 $     4
Issuance of stock dividend                                    $   300 $   300
Accretion of redeemable preferred stock                       $    28 $    43
Conversion of redeemable preferred stock to subordinated debt $ 2,281 $     -

See accompanying notes.

			     R.H. Phillips, Inc.

		       Notes to Financial Statements

			     December 31, 1999


1. Organization, Basis of Presentation and Summary of Significant
   Accounting Policies

R.H. Phillips, Inc. (the "Company"), a California corporation, was formed in February 1994. The predecessor to the Company, a family farm operation, began farming grapes during 1981 and sold its first wine during 1984. The predecessor formed a limited partnership during 1989, which was merged into the Company in 1994. R.H. Phillips produces, markets, and sells popular premium and super premium California table wines. R.H. Phillips also farms vineyards which supply most of its annual grape requirements. R.H. Phillips sells most of its products to distributors for resale to restaurants, wine shops, independent liquor stores and grocery stores.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes the cost of grown and purchased grapes and wines, processing and aging costs, and packaging materials. Wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories are aged for periods longer than one year. Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the wine is sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Vineyard lives are 25 years, buildings and improvements lives range from 12 to 45 years, and equipment lives range from 5 to 30 years.

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

The Company's three largest customers accounted for 12%, 12% and 7% of sales in 1999 and 13%, 8% and 6% in 1998. Accounts receivable in the aggregate from these distributors on December 31, 1999 was $1,198,000.

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)

1. Organization, Basis of Presentation and Summary of Significant
Accounting Policies (continued)

R.H. Phillips' wines are sold throughout the United States and in several other countries. The northeastern United States, which is the Company's largest region, accounted for 29% of sales in 1999. The northern Midwest was the second largest sales region with 15% of sales.

R.H. Phillips employs eleven sales managers who work with certain distributors to sell the Company's products. In addition, R.H. Phillips uses independent wine brokers. R.H. Phillips' largest sales volume is attributable to a broker whose organization generated $10,329,000, or 40% of total sales, in 1999 and $9,803,000, or 45%
of total sales,  in 1998.

Income taxes

R.H. Phillips uses the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. General business tax credits will be accounted for as a reduction of federal income taxes payable under the flow-through method.

Net income per share

Basic net income per share for the years ended December 31, 1999 and 1998 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares from common stock options and warrants. There were 141 dilutive potential common shares outstanding at December 31, 1999. Potential common shares outstanding which could have a dilutive effect in the future, but were anti-dilutive for the year ended December 31, 1999, totaled 2,229,296. Basic and diluted net income per share and the weighted average number of common shares outstanding for the year ended December 31, 1998 have been restated to reflect stock dividends of 50,578 shares issued in September 1999 and 56,038 shares issued in March 2000.

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

Stock-based compensation

As permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", R.H. Phillips has elected to account for stock-based compensation using

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)


1. Organization, Basis of Presentation and Summary of Significant
Accounting Policies (continued)

the intrinsic value method prescribed by Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Prospective accounting developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes certain accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date until the first fiscal quarter of the fiscal year beginning after June 15, 2000. Management believes that the adoption of the Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with the current year's presentation.

Revenue recognition

Revenue from product sales is recognized when title passes to the customer.

2. Inventories

Inventories consist of the following at December 31, 1999:  (In thousands)

	      Bulk wine                                          $12,459
	      Bottled wine                                         3,017
	      Bottling supplies and other                            649
	      Deferred crop costs                                  1,340
								 -------
	      Total                                              $17,465
								 =======

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)


3. Property, plant and equipment

Property, plant and equipment consists of the following at December 31, 1999:

							     (In thousands)
	      Land                                               $  2,619
	      Vineyards                                            14,487
	      Buildings and improvements                            6,733
	      Machinery and equipment                              22,236
	      Vehicles and office fixtures                          1,204
								 --------
	      Total                                                47,279

	      Less accumulated depreciation                        10,728
								 --------
	      Total                                                36,551

	      Vineyard and equipment construction in progress         798
								 --------
	      Property, plant, and equipment - net               $ 37,349
								 ========

Total depreciation expense during the years ended December 31, 1999 and 1998 was approximately $2,802,000 and $2,114,000, respectively.

Plant and equipment under capital leases as of December 31, 1999 are as follow:

							     (In thousands)
		 Machinery and equipment                        $  4,060
		 Less accumulated depreciation                       265
								--------
								$  3,795
								========

Depreciation expense for machinery and equipment under capital leases was approximately $212,000 and $93,000 for the years ended December 31, 1999 and 1998, respectively.

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)


4. Long-term debt

								(In thousands)
Long-term debt consists of the following at December 31, 1999:
  Note payable to insurance company, interest at 8.04%,
     principal and interest payable monthly through January 2013,
     secured by various assets of the Company                         $ 9,560

  Note payable to bank, interest at prime or LIBOR plus 150
     basis points, principal due April 2001, interest payable monthly,
     collateralized by accounts receivable and inventory *             11,562

  Note payable to bank, interest at one month LIBOR plus 330 basis points, principal and interest due in 42 monthly payments of
     $19,911 followed by 42 monthly payments of $29,867,
     balance due December 2003, secured by certain equipment            1,375

  Notes payable to finance company, interest between 6.66% and 8.06%, principal and interest payable in monthly payments totaling
     $78,759 per month, balance due December 2002 through
     June 2006, secured by certain equipment                            3,285

  Note payable to finance company, payable in sixty monthly
     installments of $10,744 plus interest at one month LIBOR plus 332
     basis points, due November 2000, secured by certain equipment        102

  Capital lease obligations, interest between 4.77% and 10.03%, monthly payments totaling $63,285, balance due December 2000 through
     December 2007                                                      3,925

  Other                                                                   128
								      -------
								       29,937

  Less current maturities                                               2,247
								      -------
  Long-term portion                                                   $27,690
								      =======

*Maximum amount that can be borrowed on the note is $15,000,000.
The amount outstanding as of December 31, 1999 consists of $10,871,000 borrowed against the note and $691,000 in outstanding checks. $3,438,000 was available to borrow at December 31, 1999.

The long-term debt agreements contain certain restrictive and financial covenants, all of which R.H. Phillips was in compliance with as of December 31, 1999. Payment of dividends on Common Stock is also subject to certain limitations under some of these loan agreements.

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)


3.  Long-term debt (continued)

Principal payments required on long-term debt (other than capital leases) for each of the next five years ending December 31, are as follows:

							      (In thousands)
		   2000                                          $  1,773
		   2001                                            13,347
		   2002                                             1,856
		   2003                                             1,906
		   2004                                               918
		   Thereafter                                       6,212
								  -------
		   Total                                          $26,012
								  =======

The $13,347,000 due in 2001 consists primarily of $11,562,000 payable on the bank line of credit.

The Company leases certain winery and other equipment under noncancellable capital leases. Future minimum lease payments under these leases for each of the next five years ending December 31 are as follows:

							      (In thousands)
		   2000                                            $  690
		   2001                                               755
		   2002                                               737
		   2003                                               723
		   2004                                               727
		   Thereafter                                       1,204
								   ------
		   Total                                            4,836
		   Less amounts representing interest                 911
								   ------
		   Net minimum lease payments                      $3,925
								   ======

5. Income taxes

The provision for income taxes consists of the following for the years ended December 31:

						       (In thousands)

						      1999         1998
		Current:
		   Federal                           $1,017       $  903
		   State                                123            -
						     ------       ------
		       Total current provision        1,140          903
		Deferred:
		   Federal                              339          284
		   State                                112          201
						     ------       ------
		       Total deferred provision         451          485
						     ------       ------
						     $1,591       $1,388
						     ======       ======

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)

5.  Income taxes (continued)

Deferred income taxes included in the balance sheet at December 31, 1999 are as follows:

								(In thousands)
      Current deferred tax assets:
	  Nondeductible reserves and difference between
	     book and tax basis of inventory                         $   872
      Noncurrent deferred tax assets:
	  Difference between book and tax basis of intangible assets      65
								     -------
	  Total deferred tax assets                                      937

     Noncurrent deferred tax liability:
	 Difference between book and tax basis
	    of property, plant and equipment                           2,735
								      ------
     Net deferred tax liability                                       $1,798
								      ======

Management believes that it is likely that all the deferred tax assets as of December 31, 1999 will be realized and, therefore, no allowance for deferred tax assets was made as of December 31, 1999 or December 31, 1998.

The provision for income taxes is at an effective rate different from the statutory tax rate of 34% when applied to the pretax income of $4,181,000 and $3,479,000 for the years ended December 31, 1999 and 1998, respectively, as a result of the following:

							   1999       1998
     Expected U.S. Federal income tax                       34%        34%

     State franchise tax, net of federal benefit             6%         6%
     Permanent difference in basis of assets                 -          2%
     State manufacturer's investment credit                 (2%)       (2%)
							   ---        ---
	 Total                                              38%        40%
							   ===        ===

R.H. Phillips utilized state manufacturer's investment credits of $150,000 and 235,000 for the years ended December 31, 1999 and 1998, respectively.

6.  Deferred gain and vineyard development costs

In May 1997, R.H. Phillips sold 371 acres of land being developed into vineyard to John Hancock Mutual Life Insurance Company ("Hancock").
In connection with that transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012.
R.H. Phillips received proceeds from the sale of $5,384,000, and pays rent of $161,000 per calendar quarter. The lease is accounted for as an operating lease.

R.H. Phillips recognized deferred gain and vineyard development costs of $1,529,000 at the time of closing, which consisted of the difference between the actual costs of the property sold and the funds received by R.H. Phillips. R.H. Phillips expended $1,512,000 after the date of closing to complete the vineyards that were still under development, decreasing the deferred gain to $17,000. This amount is being amortized to income over the remaining life of the lease.

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)


7. Commitments and contingencies

Lease commitments

R.H. Phillips leases certain vineyards, facilities and vehicles under operating leases. Aggregate future minimum lease payments as of December 31, 1999 are as follows:

							   (In thousands)
		   2000                                       $   822
		   2001                                           733
		   2002                                           647
		   2003                                           645
		   2004                                           645
		   Thereafter                                   5,160
							      -------
		   Total                                      $ 8,652
							      =======

Total rent expense for all operating leases amounted to $813,000 and $103,000 for the years ended December 31, 1999 and 1998, respectively.

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

R.H. Phillips believes that is has meritorious defenses to the claims of Phillips Farms and also has legal claims against Phillips Farms. On October 4, 1999, R.H. Phillips filed a cross complaint against Phillips Farms for infringement of R.H. Phillips' trademarks and trade dress, among other actions. If Phillips Farms is successful in its suit, R.H. Phillips could be required to cease use of the "R.H. Phillips" trademarks, which could have an adverse effect upon the business and financial condition of R.H. Phillips.

8. Redeemable preferred stock and subordinated debt

In March 1996, R.H. Phillips completed a private placement sale of 500,000 shares of Senior Preferred Redeemable Stock ("Senior Preferred Stock") and warrants to purchase up to 1,346,788 shares of Common Stock. The net proceeds R.H. Phillips derived from the sale of the Senior Preferred Stock and the warrants, after offering expenses, totaled $4,785,000. The Senior Preferred Stock bore a 12% cumulative annual dividend, payable semiannually. During the first four years after issuance, 50% of the dividend was payable in cash and 50% of the dividend was payable in shares of Common Stock at a price equal to the lower of the average daily market price over a period of 20 consecutive trading days before the dividend payment date or $4.00 per share. Thereafter, the dividend was payable in cash.
The carrying value of the Senior Preferred Stock was originally $4,449,000, net of offering expenses and the estimated value of the warrants. In connection with this transaction, the holder of R.H. Phillips's Senior Preferred Stock received warrants to purchase 1,381,321 shares of Common Stock at a price of $3.90.

In March 1999, R.H. Phillips exchanged, at par, all shares of the Senior Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable Exchangeable Preferred Stock ("Exchangeable Preferred") redeemable at $2,500,000.
The subordinated

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)

8.  Redeemable preferred stock and subordinated debt (continued)

debt carries an annual interest rate of 14%, payable semi-annually.
The Exchangeable Preferred bore a cumulative annual dividend of $1.20 per share, payable semiannually in shares of Common Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share. The carrying values of the Exchangeable Preferred and the subordinated debt were both $2,301,000 at December 31, 1999.
The difference between the carrying value and the redemption value and principal amount is being accreted over the life of the Exchangeable Preferred and subordinated debt using the interest method. 250,000 shares of Exchangeable Preferred were issued and outstanding as of December 31, 1999.


In March 2000, R.H. Phillips converted the 250,000 shares of Exchangeable Preferred to unsecured subordinated debt in the principal amount of $2,500,000 at an annual interest rate of 14%, making the total subordinated debt principal amount $5,000,000. The difference between the carrying value and principal amount will continue to be accreted over the life of the subordinated debt using the interest method. R.H. Phillips has the option to pay the subordinated debt after March 15, 2001, and is required to make principal payments of $1,666,666 in 2004, $1,666,667 2005 and $1,666,667 in 2006.

9.  Shareholders' equity

In 1997, R.H. Phillips converted subordinated promissory notes in the aggregate amount of $1,500,000 into 387,077 shares of Common Stock.
The notes became automatically convertible into Common Stock at a price of $3.875 when the average of the closing bid and ask price for the Common Stock exceeded $3.50 for five consecutive trading days subsequent to December 6, 1996. All outstanding interest and fractional shares were paid in cash at the same time. In connection with the conversion, R.H. Phillips charged the remaining deferred issuance costs of $105,000 resulting in a net value of $1,395,000 being recorded in the Statement of Shareholders' Equity.

In 1996, R.H. Phillips issued warrants to purchase 122,000 shares of Common Stock at a price of $5.25 to the underwriter of its secondary public offering. The holder of R.H. Phillips's Exchangeable Preferred and subordinated debt received warrants to purchase 1,381,321 shares of Common Stock at a price of $3.90. The warrants held by the underwriter of R.H. Phillips' secondary public offering and the holder of R.H. Phillips's Exchangeable Preferred and subordinated debt are currently exercisable. The total number of warrants outstanding as of December 31, 1999 was 1,503,321.

Payment of dividends on the Common Stock is subject to certain limitations under R.H. Phillips' loan agreements.

10. Stock compensation plan

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if R.H. Phillips had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

							  1999      1998
		  Net income (in thousands):
		    As reported                          $2,590    $2,091
		    Pro forma                            $2,507    $1,943
		  Earnings per share:
		    As reported                          $ 0.37    $ 0.26
		    Pro forma                            $ 0.36    $ 0.24

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)



10. Stock compensation plan (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the year ended December 31, 1999 assumed a dividend yield of 0%, an expected volatility of 33%, a risk-free interest rate of 5.68% and an expected term of six years. The fair value of options granted during the year ended December 31, 1998 assumed a dividend yield of 0%, an expected volatility of 36%, a risk free interest rate of 5.16% and an expected term of six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because R.H. Phillips's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fixed Stock Option Plan - Under the 1995 Employee Stock Option Plan, R.H. Phillips may grant options to its employees for up to 815,000 shares of Common Stock. The exercise price of each option is no less than the market price of R.H. Phillips's stock on the date of the grant and an option's maximum term is ten years. Options generally vest ratably over the four years following the date of grant.

A summary of the status of R.H. Phillips' stock option plan as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:

					   1999                1998
				    ------------------  ------------------
					      Weighted           Weighted
					       Average             Average
					      Exercise            Exercise
				    Shares      Price     Shares    Price
				    ------- ----------  -------  ---------
Outstanding at beginning of year    731,564 $     4.29  561,564  $    4.01
Granted                               5,448       3.06  170,000       5.25
Exercised                                 -          -        -          -
Forfeited                           (12,258)      3.61        -          -
				    ------- ----------  -------  ---------
Outstanding at end of year          724,754 $     4.30  731,564  $    4.29
				    ======= ==========  =======  =========
Options exercisable at year end     644,194 $     4.34  447,901  $    4.27
				    ======= ==========  =======  =========
Weighted average fair value of
   options granted during year              $     1.47           $     .80
					    ==========           =========

			      R.H. Phillips, Inc.
		  Notes to Financial Statements (continued)


10. Stock compensation plan (continued)

The following summarizes information about fixed options outstanding at December 31, 1999:

						     Number outstanding at
						       December 31, 1999
						     ---------------------
	Range of exercise prices:
	 $2.97 - $3.99                                      213,232
	 $4.00 - $4.99                                      361,522
	 $5.00 - $6.05                                      150,000
											 724,754
	Options outstanding:
	   Weighted average remaining contractual life      7 years
	   Weighted average exercise price                    $4.30
	Options exercisable:
	   Number exercisable at December 31, 1999          644,194
	   Weighted average exercise price                    $4.34

Stock Purchase Plan - R.H. Phillips established a stock purchase plan in July 1999 (the "1999 Plan"), under which most employees may participate. A total of 150,000 shares of common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors. Employees can elect to have from two to ten percent of their monthly gross salary deducted during each offering period and applied to the purchase of common stock. The purchase price is an amount equal to 85% of the fair market value of a share of common stock on the purchase date. The first offering period commenced in September 1999 and ended in March 2000. During the year ended December 31, 1999, no shares of common stock were sold under the 1999 Plan.

11.  Vineyard development

On September 15, 1999, R.H. Phillips purchased 313 acres of land for $490,000, and immediately began development of 115 acres of the land into vineyard. On September 29, 1999, R.H. Phillips sold the land and improvements to David L. Gemmer and Shirley A. Gemmer ("Gemmer") for $989,000, and entered into a Vineyard Development and Lease Agreement (the "Agreement") with Gemmer. Mr. Gemmer is a shareholder of R.H. Phillips, attends meetings of the Board of Directors, and serves as an advisor. Under the terms of the Agreement, R.H. Phillips is required to complete the development of the 115 acre vineyard.
The development period began September 29, 1999 and ends December
31, 2001 (the "Development Period"). Subject to certain limitations, Gemmer is required to reimburse all costs incurred by R.H. Phillips during the Development Period. R.H. Phillips is required to lease and operate the vineyards for the ten year period ended December 31, 2011, and is entitled to all crop produced during this period. Rent payments are due quarterly beginning January 1, 2002, and are equal to 2.8% of the sum of (i) development costs and (ii) finance costs during the Development Period equal to 11.2% per annum of vineyard development and land costs.