Form 10QSB
period 2000-03-31
PHILLIPS R H INC
filed 2000-05-15
CIK 925712

                 U.S. Securities and Exchange Commission
                        Washington, D.C.  20549



                             Form 10-QSB


(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000
 [ ]     TRANSITION REPORT UNDER SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to __________

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

Number of shares outstanding of each of the issuer's classes of common equity as of May 1, 2000: 6,695,331

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

This document consists of 16 pages, excluding exhibits. The Exhibit Index is on page 16.

                         R.H. PHILLIPS, INC.

                               INDEX


Part I.   Financial Information

  Item 1.   Financial Statements..................................3

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................9

Part II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K.....................14

Signatures ......................................................15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         R.H. Phillips, Inc.

                          Balance Sheet

             (In thousands, except share information)

                                                              March
                                                            31, 2000

                                                           (Unaudited)
Assets
Current assets:
   Cash                                                       $   105
   Accounts receivable                                          4,681
   Inventories                                                 18,445
   Prepaid expenses and other current assets                    1,298
                                                              -------
Total current assets                                           24,529

Property, plant and equipment, net                             37,448

Other assets                                                      726
                                                              -------
                                                              $62,703
                                                              =======
Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                       $ 2,324
   Accounts payable                                               679
   Accrued payroll and related                                    399
   Accrued selling expenses                                       677
   Accrued income taxes                                           394
   Other accrued liabilities                                      395
                                                              -------
Total current liabilities                                       4,868

Long-term debt                                                 29,316
Subordinated debt                                               4,615
Deferred income taxes                                           2,670
Deferred gain and vineyard development costs                       15

Commitments and contingencies

Shareholders' equity:
   Non-redeemable preferred stock, no par value,
      5,000,000 shares authorized, none issued
      and outstanding                                              --
   Common stock, no par value, 12,500,000 shares
      authorized, 6,695,331 shares issued and outstanding      14,808                     14,808
   Additional paid-in capital                                     337
   Retained earnings                                            6,074
                                                              -------
Total shareholders' equity                                     21,219
                                                              -------
                                                              $62,703
                                                              =======

[FN]
See accompanying notes.

                       R.H. Phillips, Inc.

                       Statements of Income

             (In thousands, except share information)
                                                        Three months ended
                                                             March 31,
                                                             ---------
                                                           2000      1999
                                                           ----      ----
Net sales                                                 $7,061    $5,001

Cost of sales                                              3,350     2,338
                                                          ------    ------
Gross profit                                               3,711     2,663

Selling expenses                                           1,780     1,311

General and administrative expenses                          305       260
                                                          ------    ------
Operating income                                           1,626     1,092

Interest expense                                            (667)     (378)

Other income, net                                             25        63
                                                          ------    ------
Income before provision for income taxes                     984       777

Provision for income taxes                                  (396)     (313)
                                                          ------    ------
Net income and comprehensive income                       $  588    $  464
                                                          ======    ======

Net income and comprehensive income                       $  588    $  464

Accretion on Redeemable Preferred Stock                       (5)      (85)
                                                          ------    ------
Net income applicable to Common Shareholders              $  583    $  379
                                                          ======    ======

Net income per share - basic and diluted                  $  .09    $  .06
                                                          ======    ======
Shares used in per share calculations:
 - Basic                                               6,690,257 6,689,175
 - Diluted                                             6,690,257 6,689,175

[FN]
See accompanying notes.

                        R.H. Phillips, Inc.

                     Statements of Cash Flows

                          (In thousands)


                                                           Three months
                                                               ended
                                                             March 31,
                                                             ---------
                                                            2000    1999
                                                            ----    ----
                                                            (Unaudited)
Cash flows from operating activities:
Net income and comprehensive income                       $  588   $  464
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                             856      669
   Gain on disposal of property, plant and equipment          (1)      --
   Net changes in assets and liabilities:
      Accounts receivable                                   (559)     174
      Inventories                                           (980)    (655)
      Prepaid expenses and other current assets              (89)    (187)
      Other assets                                           (14)     (21)
      Accounts payable                                      (913)      23
      Accrued payroll and related                              6      (97)
      Accrued selling expenses                               (77)      67
      Accrued income taxes                                   253      318
      Other accrued liabilities                              (20)      27
                                                          ------   ------
Net cash provided by (used in) operating activities         (950)     782

Cash flows from investing activities:
Purchase of property, plant and equipment                   (933)  (1,247)
Proceeds from sale of property, plant and equipment            6       --
                                                          ------   ------
Net cash used in investing activities                       (927)  (1,247)

Cash flows from financing activities:
Cash dividends paid                                           --     (150)
Proceeds from long-term debt                               4,549    3,243
Principal payments on long-term debt                      (2,846)  (2,444)
Other financing activities, net                               16     (109)
                                                          ------   ------
Net cash provided by financing activities                  1,719      540
                                                          ------   ------
Increase (decrease) in cash                                 (158)      75
Cash at beginning of period                                  263      151               151
                                                          ------   ------
Cash at end of period                                     $  105   $  226
                                                          ======   ======
Other cash flow information:
Interest paid (including capitalized interest of
$18 and $85 in 2000 and 1999, respectively)               $  729   $  432
Income taxes paid                                         $  143       --
Noncash transactions:
Issuance of stock dividend                                $  150   $  150
Accretion of redeemable preferred stock                   $    5   $   10
Conversion of preferred stock to subordinated debt        $2,306   $2,281

[FN]
See accompanying notes.

                               R.H. Phillips, Inc.

                        Notes to Financial Statements

                                March 31, 2000

1.  Summary of Significant Accounting Policies

The interim financial statements as of March 31, 2000 and for each of the three month periods ended March 31, 2000 and 1999 have been prepared by R.H. Phillips, Inc. ("R.H. Phillips"), and are unaudited. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results which might be realized for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles applicable for interim periods. These statements should be read in conjunction with the financial statements and notes included in R.H. Phillips' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Computation of Net Income per Share

Basic net income per share for the three month periods ended March 31, 2000 and 1999 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. There were no dilutive potential common shares outstanding for the three month period ended March 31, 2000. Potential common shares outstanding which could have a dilutive effect in the future but were anti-dilutive for the three month period ended March 31, 2000 totaled 2,229,437. Basic and diluted net income per share and the weighted average number of common shares outstanding for the three month period ended March 31, 1999 have been restated to reflect stock dividends of 50,578 shares issued in September 1999 and 56,038 shares issued in March 2000.

3.  Subordinated Debt and Preferred Stock

In March 2000, R.H. Phillips exchanged, at par, 250,000 shares of Redeemable Exchangeable Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000. The subordinated debt carries an annual interest rate of 14%, payable semiannually, and R.H. Phillips has the option to pay the principal after March 15, 2001. R.H. Phillips is required to make principal payments, including principal previously owed, of $1,666,666 in 2004, $1,666,667 in 2005 and
$1,666,667 in 2006.

4.  Litigation

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

   R.H. Phillips has increased production of its super premium wines over the past few years. Although these products are sold at a higher price than R.H. Phillips' other wines, they also cost more to produce due
to higher packaging costs and longer aging.   The production and sale of
super premium wines is expected to increase in the future, and these products are expected to become a larger portion of R.H. Phillips' product mix.

Results of Operations

   Net Sales

   Net sales for the three month period ended March 31, 2000 were $7,061,000, an 41% increase over net sales of $5,001,000 for the corresponding period of the prior year. The increase in net sales was primarily due to a greater proportion of higher priced, super premium wines, higher sales volumes, and bulk wine sales. Sales of super premium wines increased from 15,000 cases for the three month period ended March 31, 1999 to 22,000 cases for the same period in 2000.
The shift toward higher priced products resulted in an average price per case of $56.10 for the three month period ended March 31, 2000, compared to $54.24 for the same period in 1999. R.H. Phillips sold 108,000 cases during the three month period ended March 31, 2000, compared to 88,000 in the corresponding period of the prior year. Sales of bulk wines and other items totaled $975,000 for the three month period ended March 31, 2000, compared to $246,000 for the corresponding period in 1999. Management does not expect the increase in bulk wine revenue to continue.

   Gross Profit

   Gross profit was $3,711,000 for the three month period ended
March 31, 2000, a 39% increase over $2,663,000 for the same period in 1999. Excluding sales of bulk wines and other items, gross profit was $3,330,000 in 2000, compared to $2,635,000 in 1999. Gross margins were 53% for each of the three month periods ended March 31, 2000 and 1999. The higher price per case in 2000 discussed above was partly offset by an increase in the average cost per case from $24.18 in 1999 to $25.40 in 2000. The increase in lower margin bulk wine sales also negatively impacted gross margins in 2000.

   Selling Expenses

   Selling expenses were $1,780,000, or 25% of net sales, for the three month period ended March 31, 2000, an increase from $1,311,000, or 26% of net sales, for the same period in 1999. The $469,000 increase is primarily due to increased labor costs. R.H. Phillips is expanding its sales force in an effort to increase sales and continue its shift into super premium wines.

   General and Administrative Expenses

   General and administrative expenses were $305,000, or 4% of net sales, for the three month period ended March 31, 2000. General and administrative expenses were $260,000, or 5% of sales, for the three month period ended March 31, 1999. The $45,000 increase is primarily due to higher legal and accounting expenses.

   Interest Expense

   Interest expense for the three month period ended March 31, 2000 was $667,000, compared to $378,000 for the same period in 1999. R.H. Phillips capitalized $18,000 of additional interest pertaining to vineyard and winery development during the three month period ended March 31, 2000, and $85,000 during the same period in 1999. The increase in total interest is primarily due to borrowings to fund capital improvements and the conversion of $2,500,000 of preferred stock to subordinated debt in both March 1999 and March 2000. The interest is attributable to R.H. Phillips' debt obligations and bank line of credit.

   Provision for Income Taxes

   Provision for income taxes for the three month period ended
March 31, 2000 was $396,000, compared to $313,000 for the same period in 1999. The $83,000 increase is primarily due to higher income.

   Net Income Applicable to Common Shareholders

   R.H. Phillips generated net income applicable to common shareholders of $583,000 for the three month period ended March 31, 2000, compared to $379,000 for the same period in 1999. The
$204,000 increase was primarily due to higher gross profit in 2000, which was partially offset by increased selling expenses and interest expense.

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

   R.H. Phillips had cash totaling $105,000 on March 31, 2000, a decrease from $263,000 on December 31, 1999. Sources of cash during the three month period ended March 31, 2000 included proceeds from long-term debt of $4,549,000. Cash used during that period included cash used in operations of $950,000, $933,000 invested in property, plant and equipment, and $2,846,000 to repay debt.

   Current assets increased by $1,471,000 during the three month period ended March 31, 2000, primarily due to an increase in inventories from $17,465,000 on December 31, 1999 to $18,445,000 on March
31, 2000. Current liabilities decreased by $672,000 during the three month period ended March 31, 2000, primarily due to the timing of accounts payable. These factors caused net working capital to increase $2,143,000, from $17,518,000 on December 31, 1999 to $19,661,000 on March 31, 2000.

   R.H. Phillips has several long-term loans, one of which was obtained from Metropolitan Life Insurance Company ("Metropolitan").
At March 31, 2000, $9,380,000 was outstanding on the loan. The unpaid principal under the loan accrues interest at an annual rate of 8.04%. The interest rate is subject to adjustment by Metropolitan every three years, beginning on January 1, 2001. R.H. Phillips is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time R.H. Phillips will be required to make a balloon payment of $200,000.

   At March 31, 2000, R.H. Phillips had a line of credit of $15,000,000 with U.S. Bank National Association ("U.S. Bank") to finance its working capital requirements. The credit limit was increased to $16,000,000 in April 2000. The line of credit is secured by accounts receivable, inventory, the grape crop, and unencumbered farm equipment, and matures April 2002. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at R.H. Phillips' option. The balance on the line at March 31, 2000 was $13,811,000.

   In addition to loans with Metropolitan and U.S. Bank, R.H.
Phillips has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from December 2000 to December 2007 and the interest rates range from 4.8% to 10.0%. The balances due on these items totaled $8,449,000 at March 31, 2000.

   In May 1997, R.H. Phillips sold 371 acres of land partially developed into vineyard to John Hancock Life Insurance Company
("Hancock"). In connection with the transaction, R.H. Phillips now manages, operates and leases the land and vineyards from a subtenant of Hancock, Farmland Management Services, for a term that expires on December 31, 2012. R.H. Phillips received proceeds of $5,384,000 from the sale and pays rent of $161,000 per calendar quarter. The lease is accounted for as an operating lease.

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

   In March 1999, R.H. Phillips exchanged, at par, all shares of the Senior Preferred Stock for unsecured subordinated debt with a principal amount of $2,500,000 and 250,000 shares of Redeemable
Exchangeable Preferred Stock ("Exchangeable Preferred"). The subordinated debt carries an annual interest rate of 14%, payable semiannually. The Exchangeable Preferred bore a cumulative annual dividend of $1.20 per share payable semiannually in shares of Common
Stock at a price equal to the lower of the average daily market price over a period of twenty consecutive trading days before the dividend payment date or $4.00 per share. In March 2000, R.H. Phillips exchanged, at par, all shares of the Exchangeable Preferred to unsecured subordinated debt with a principal amount of $2,500,000 and an annual interest rate of 14%, payable semiannually. The subordinated debt can be paid, at R.H. Phillips' option, after March 15, 2001. R.H. Phillips is required to make principal payments of $1,666,666 in 2004, $1,666,667 in 2005 and $1,666,667
in 2006.

   R.H. Phillips has invested in substantial improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion. R.H. Phillips invested $670,000 during the first three months of 2000 in barrels, winery equipment and buildings, and plans to invest approximately $3,530,000 more during the balance of the year. Additional winery expansion projects are planned for the future to handle the increased production from R.H. Phillips' recently planted vineyards. R.H. Phillips invested $260,000 during the first three months of 2000 in farm equipment and the continued development of vineyards, and plans to invest an additional $940,000 during the remainder of 2000. R.H. Phillips is funding 2000 capital projects with proceeds from the U.S. Bank line of credit increase, long-term debt, lease financing, and cash flows from operations.

   Management believes that cash flows from operations and funds available for borrowing will be adequate to fund R.H. Phillips' operations, capital expansion efforts and debt service requirements over the next twelve months. However, a significant decline in R.H. Phillips' expected operating performance could have a material adverse effect on R.H. Phillips' liquidity. In such case, R.H. Phillips would adjust its level of capital expenditures as necessary, obtain additional debt financing or issue equity securities. However, there can be no assurance that such financing will be available and, if available, that it could be obtained in terms favorable to R.H. Phillips.

                    PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

Exhibit No.     Description
-----------     -----------
10.1            Second Modification Agreement dated
                April 25, 2000 between R.H. Phillips, Inc.
                and U.S. Bank National Association


27.1            Financial Data Schedule


   (b) Reports on Form 8-K

   None

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                      R.H. PHILLIPS, INC.
                      (Registrant)

                      Date: May 15, 2000



 By//s//John E. Giguiere
   -----------------------------------
 John E. Giguiere, Co-President
 Co-Chief Executive Officer



 By//s//Michael J. Motroni
   -----------------------------------
 Michael J. Motroni, Chief Financial Officer
 Principal Financial Officer

EXHIBIT INDEX

Exhibit No.               Description

10.1             Second Modification Agreement dated April 25,
                 2000 between R.H. Phillips, Inc.
                 and U.S. Bank National Association

27.1             Financial Data Schedules