Form 10QSB
period 2000-06-30
PHILLIPS R H INC
filed 2000-08-14
CIK 925712

               U.S. Securities and Exchange Commission
                       Washington, D.C.  20549


                             Form 10-QSB


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000
[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________to _________

        Commission File No.: 0-26276

                         R.H. PHILLIPS, INC.
                         -------------------
         (Exact name of small business issuer in its charter)

              California                                68-0313739
--------------------------------------------------------------------------
     (State or other jurisdiction of   (IRS Employer Identification No.)
     incorporation or organization)


           26836 County Road 12A, Esparto, California  95627
---------------------------------------------------------------------------
              (Address of principal executive offices)


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
Number of shares outstanding of each of the issuer's classes of common equity as of August 1, 2000: 6,695,331

Transitional Small Business Disclosure Format:   Yes        No  X
        This document consists of 16 pages, excluding exhibits.
         The Exhibit Index is on page 16.

                          R.H. PHILLIPS, INC.

                                 INDEX


Part I.   Financial Information

   Item 1.  Financial Statements........................................3

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................9

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders........14

   Item 6.  Exhibits and Reports on Form 8-K...........................14

Signatures.............................................................15

                     PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                 R.H. Phillips, Inc.

                    Balance Sheet

     (In thousands, except share information)
                                               June
                                             30, 2000
                                             --------
                                            (Unaudited)
Assets
Current assets:
   Cash                                        $   121
   Accounts receivable                           4,371
   Inventories                                  20,672
   Prepaid expenses and other current assets     1,217
                                               -------
Total current assets                            26,381

Property, plant and equipment, net              38,310

Other assets                                       720
                                               -------
                                               $65,411
                                               =======

Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt        $ 2,378
   Accounts payable                              1,072
   Accrued payroll and related                     486
   Accrued selling expenses                      1,052
   Other accrued liabilities                       533
                                               -------
Total current liabilities                        5,521

Long-term debt                                  31,099
Subordinated debt                                4,629
Deferred income taxes                            2,670
Deferred gain and vineyard development costs        15

Commitments and contingencies


Shareholders' equity:
   Non-redeemable preferred stock,
    no par value, 5,000,000 shares authorized,
    none issued and outstanding                      --
   Common stock, no par value, 12,500,000
    shares authorized, 6,695,331 shares
    issued and outstanding                       14,808
   Additional paid-in capital                       337
   Retained earnings                              6,332
                                                -------
Total shareholders' equity                       21,477
                                                -------
                                                $65,411
                                                =======

[FN]
See accompanying notes.

                           R.H. Phillips, Inc.

                           Statements of Income

                (In thousands, except share information)
                                   Six months ended   Three months ended
                                         June 30,           June 30,
                                         --------           --------
                                      2000     1999       2000     1999
                                      ----     ----       ----     ----
                                                 (Unaudited)
Net sales                           $14,453   $10,904   $ 7,392   $ 5,903

Cost of sales                         6,841     4,969     3,491     2,631
                                    -------   -------   -------   -------
Gross profit                          7,612     5,935     3,901     3,272

Selling expenses                      4,229     2,895     2,449     1,584

General and administrative
expenses                                586       566       281       306
                                    -------   -------   -------   -------
Operating income                      2,797     2,474     1,171     1,382

Interest expense                     (1,436)     (859)     (769)     (481)

Other income, net                        54       105        29        42
                                    -------   -------   -------   -------
Income before provision
for income taxes                      1,415     1,720       431       943

Provision for income taxes             (570)     (692)     (174)     (379)
                                    -------   -------   -------   -------
Net income and comprehensive
income                              $   845   $ 1,028   $   257   $   564
                                    =======   =======   =======   =======

Net income and comprehensive
income                              $   845   $ 1,028   $   257   $   564

Accretion on Redeemable
Preferred Stock                          (5)      (91)       --        (6)
                                    -------   -------   -------   -------
Net income applicable to
Common Shareholders                 $   840   $   937   $   257   $   558
                                    =======   =======   =======   =======
Net income per share -
basic and diluted                   $   .13   $   .14   $   .04   $   .08
                                    =======   =======   =======   =======
Shares used in per share
calculations:
 - Basic                          6,692,794 6,689,175 6,695,331 6,689,175
 - Diluted                        6,692,794 6,689,403 6,695,331 6,689,632

[FN]
See accompanying notes.

                               R.H. Phillips, Inc.

                            Statements of Cash Flows

                                (In thousands)
                                        Six months ended  Three months ended
                                             June 30,            June 30,
                                             --------            --------
                                            2000     1999     2000     1999
                                            ----     ----     ----     ----
                                                     (Unaudited)
Cash flows from operating activities:
Net income and comprehensive income       $   845  $ 1,028  $   257  $   564
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
 Depreciation and amortization              1,734    1,322      878      653
 Gain on disposal of property,
  plant and equipment                          (9)      (2)      (8)      (2)
 Net changes in assets and liabilities:
  Accounts receivable                        (250)    (334)     309     (508)
  Inventories                              (3,207)  (2,447)  (2,227)  (1,792)
  Prepaid expenses and other
   current assets                              (8)      46       81      233
  Other assets                                (26)     (17)     (12)       4
  Accounts payable                           (519)   1,083      394    1,060
  Accrued payroll and related                  94      201       88      298
  Accrued selling expenses                    298      290      375      223
  Other accrued liabilities                   (23)     292     (256)     (53)
Net cash provided by (used in)            -------  -------  -------  -------
 operating activities                      (1,071)   1,462     (121)     680

Cash flows from investing activities:
Purchase of property, plant
 and equipment                             (2,641)  (4,116)  (1,708)  (2,869)
Proceeds from sale of property, plant
 and equipment                                 14        5        8        5
                                          -------  -------  -------  -------
Net cash used in investing activities      (2,627)  (4,111)  (1,700)  (2,864)

Cash flows from financing activities:
Cash dividends paid                            --     (150)      --       --
Proceeds from long-term debt                9,645    7,692    5,096    4,449
Principal payments on long-term debt       (6,105)  (4,544)  (3,259)  (2,100)
Other financing activities, net                16     (196)      --      (87)
Net cash provided by financing            -------  -------  -------  -------
 activities                                 3,556    2,802    1,837    2,262
                                          -------  -------  -------  -------
Increase (decrease) in cash                  (142)     153       16       78

Cash at beginning of period                   263      151      105      226
                                          -------  -------  -------  -------
Cash at end of period                     $   121  $   304  $   121  $   304
                                          =======  =======  =======  =======
Other cash flow information:
Interest paid (including capitalized
 interest of $50 and $166 in 2000
 and 1999, respectively)                  $ 1,310  $   859  $   581  $   427
Income taxes paid                         $   706  $   453  $   563  $   453
Noncash transactions:
Issuance of stock dividend                $   150  $   150  $    --  $    --
Accretion of redeemable
 preferred stock                          $     5  $    16  $    --  $     6
Conversion of preferred stock to
 subordinated debt                        $ 2,306  $  2,281 $    --  $    --

[FN]
See accompanying notes.

                     R.H. Phillips, Inc.

                Notes to Financial Statements

                      June 30, 2000

1.  Summary of Significant Accounting Policies

The interim financial statements as of June 30, 2000 and for each of the six and three month periods ended June 30, 2000 and 1999 have been prepared by R.H. Phillips, Inc. ("R.H. Phillips"), and are unaudited. In the opinion of management, the financial statements include all adjustments (which include only normal recurring entries) necessary for a fair presentation. The operating results for the six and three month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results which might be realized for the full year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to generally accepted accounting principles applicable for interim periods. These statements should be read in conjunction with the financial statements and notes included in R.H. Phillips' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the financial statements as of June 30, 1999 and for the six and three month periods ended June 30, 1999 have been reclassified to conform with the current year's presentation.

2.  Computation of Net Income per Share

Basic net income per share for the six and three month periods ended June 30, 2000 and 1999 was computed using the weighted average number of common shares outstanding during each period. Diluted net income per share was computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. There were no dilutive potential common shares outstanding for the six and three month periods ended June 30, 2000. Potential common shares outstanding which could have a dilutive effect in the future but were anti-dilutive as of June 30, 2000 totaled 2,185,853. Basic and diluted net income per share and the weighted average number of common shares outstanding for the six and three month periods ended June 30, 1999 have been restated to reflect stock dividends of 50,578 shares issued in September 1999 and 56,038 shares issued in March 2000.

3.  Long-term debt

R.H. Phillips obtained a capital lease in the amount of $524,000 from General Electric Capital Corporation during the six month period ended June 30, 2000. The leased assets consist of recently purchased winery equipment, and the lease will be paid in 72 monthly payments.

In July 2000, R.H. Phillips obtained a capital lease in the amount of $813,000 from General Electric Capital Corporation. The leased assets consist of recently purchased winery equipment, and the lease will be paid in 72 monthly payments.

R.H. Phillips has a line of credit of $16,000,000 with U.S. Bank National Association ("U.S. Bank") which contains certain restrictive and financial covenants measured on a quarterly basis. R.H. Phillips was not in compliance with one of the covenants at June 30, 2000. U.S. Bank waived the covenant requirement for June 30, 2000.

4.  Subordinated Debt and Preferred Stock

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

     Costs of Production.  Statements with respect to R.H.
Phillips' general cost of production are based on management's assumptions concerning the likely levels of future sales by R.H. Phillips, projected yields from R.H. Phillips' vineyards and the cost and availability of bulk wine and grapes. For example, if R.H. Phillips' sales increase at a faster rate than anticipated or R.H. Phillips' grape production is lower than projected, R.H. Phillips could be forced to make additional purchases of grapes and wine on the open market. Management believes that such events could increase
R.H. Phillips' costs of production.

     Selling Expenses. R.H. Phillips has recently substantially increased its sales labor and promotional expenditures in an effort to increase sales and continue its shift into super premium wines, and expects the higher expenses to continue. Management believes that, although the increased expenditures will result in higher sales and net income over time, they will continue to reduce earnings in the near future.

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

Diseases and Pests. Many California vineyards have been infested with Pierce's Disease. Pierce's Disease is caused by a bacterium which kills grapevines by blocking their water transportation tissue. The bacterium is spread by insects known as sharpshooters, of which the most damaging is the glassy-winged sharpshooter. A population of glassy-winged sharpshooters was recently found within 50 miles of R.H. Phillips. A vine with Pierce's
Disease usually produces no crop and dies within two years.
Although the wine industry is researching possible methods of preventing and eradicating Pierce's Disease, there is currently no known prevention or cure. Pierce's Disease has been found in vineyards located in Napa, Sonoma and Riverside counties. It is not believed to be present in Yolo County, where R.H. Phillips' vineyards are located.

     Other Factors. A variety of other factors could affect the actual results of R.H. Phillips. These include changes in economic conditions, unexpected adverse weather or growing conditions, fluctuations in consumer demand, changes in governmental regulation concerning the production and sale of wine, and increased competition from foreign or domestic wine producers.

Seasonality

     R.H. Phillips usually experiences substantial seasonal fluctuations in revenue and expenditures. Sales volumes generally increase prior to the holiday season, which causes a large percentage of sales to occur during the last three months of each year. R.H. Phillips' expenditures fluctuate throughout the year based on vineyard and winery activities. Expenditures typically peak during the second half of the year.

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

Results of Operations

     Net Sales

     Net sales for the six month period ended June 30, 2000 were $14,453,000, a 33% increase over net sales of $10,904,000 for the corresponding period of the prior year. The increase in net sales was primarily due to a greater proportion of higher priced, super premium wines, higher sales volumes, and bulk wine sales. Sales of super premium wines increased from 30,000 cases for the six month period ended June 30, 1999 to 46,000 cases for the same period in 2000.
The shift toward higher priced products resulted in an average price per case of $56.86 for the six month period ended June 30, 2000, compared to $54.56 for the same period in 1999. R.H. Phillips sold 228,000 cases during the six month period ended June 30, 2000, compared to 190,000 in the corresponding period of the prior year. Sales of bulk wines and other items totaled $1,498,000 for the six month period ended June 30, 2000, compared to $536,000 for the corresponding period in 1999. Management does not expect the increase in bulk wine revenue to continue.

     Gross Profit

     Gross profit was $7,612,000 for the six month period ended
June 30, 2000, a 28% increase over $5,935,000 for the same period in 1999. Excluding sales of bulk wines and other items, gross profit was

$7,257,000 in 2000, compared to $5,860,000 in 1999.  Gross
margins were 53% for the six month period ended June 30, 2000, compared to 54% in 1999. The higher price per case in 2000 discussed above was partly offset by an increase in the average cost per case from $23.72 in 1999 to $25.01 in 2000. The increase in lower margin bulk wine sales also reduced gross margins in 2000.

     Selling Expenses

     Selling expenses were $4,229,000, or 29% of net sales, for the six month period ended June 30, 2000, an increase from $2,895,000, or 27% of net sales, for the same period in 1999. The $1,334,000 increase is primarily due to increased labor and promotional costs. R.H. Phillips is expanding its sales force and increasing promotional activities in an effort to increase sales and continue its shift into super premium wines.

     R.H. Phillips incurred unusual selling expenses during the six month period ended June 30, 2000 due to a major distributor promotional event in June, and the purchase of marketing rights that increased the markets serviced directly by R.H. Phillips' expanded sales force. These expenses, which totaled $314,000, were incurred to better position R.H. Phillips for long term sales and profitability growth.

     General and Administrative Expenses

     General and administrative expenses were $586,000, or 4% of net sales, for the six month period ended June 30, 2000, substantially the same as the $566,000, or 5% of net sales, during the six month period ended June 30, 1999.

     Interest Expense

     Interest expense for the six month period ended June 30, 2000 was $1,436,000, compared to $859,000 for the same period in 1999. R.H. Phillips capitalized $50,000 of additional interest pertaining to vineyard and winery development during the six month period ended June 30, 2000, and $166,000 during the same period in 1999. The increase in total interest is primarily due to borrowings to fund capital improvements and the conversion of $2,500,000 of preferred stock to subordinated debt in both March 1999 and March
2000. The interest is attributable to R.H. Phillips' debt obligations and bank line of credit.

     Provision for Income Taxes

     Provision for income taxes for the six month period ended
June 30, 2000 was $570,000, compared to $692,000 for the same period in 1999. The $122,000 decrease is due to lower pre-tax net income.

     Net Income Applicable to Common Shareholders

     R.H. Phillips generated net income applicable to common shareholders of $840,000 for the six month period ended June 30, 2000, compared to $937,000 for the same period in 1999. The
$97,000 decrease was primarily due to higher selling expenses and interest expense, which were partly offset by the higher gross profit in 2000.

Liquidity and Capital Resources

     R.H. Phillips has financed its working capital and capital expansion needs through internally generated funds, outside credit facilities, equity financing, and the sale and leaseback of certain assets. Substantial capital expenditures have been made to expand vineyards and winery facilities, obtain production efficiencies, and improve wine quality. R.H. Phillips' cash flows from operations have not been sufficient to satisfy all of the working capital and capital expenditure requirements needed to keep pace with its growth.

R.H. Phillips had cash totaling $121,000 on June 30, 2000, a decrease from $263,000 on December 31, 1999. Sources of cash during the six month period ended June 30, 2000 included proceeds from long-term debt of $9,645,000. Cash used during that period included cash used in operations of $1,071,000, $2,641,000 invested in property, plant and equipment, and $6,105,000 to repay debt.

     Current assets increased by $3,323,000 during the six month period ended June 30, 2000, primarily due to an increase in inventories from $17,465,000 on December 31, 1999 to $20,672,000 on June 30, 2000. Current liabilities decreased by $19,000 during the six month period ended June 30, 2000. These factors caused net working capital to increase $3,342,000, from $17,518,000 on December 31, 1999 to $20,860,000 on June 30, 2000.

     R.H. Phillips has several long-term loans, one of which was obtained from Metropolitan Life Insurance Company
("Metropolitan"). At June 30, 2000, $9,200,000 was outstanding on the loan. The unpaid principal under the loan accrues interest at an annual rate of 8.04%. The interest rate is subject to adjustment by Metropolitan every three years, beginning on January 1, 2001. R.H. Phillips is required to make monthly principal payments of $60,000 plus accrued interest. The loan matures in January 2013, at which time R.H. Phillips will be required to make a balloon payment of $200,000.

     R.H. Phillips has a line of credit of $16,000,000 with U.S.
Bank National Association ("U.S. Bank") to finance its working capital requirements. The line of credit is secured by accounts receivable, inventory, the grape crop, and unencumbered farm equipment, and matures April 2002. The annual interest rate on the line is either U.S. Bank's prime rate or IBOR plus 150 basis points, at R.H. Phillips' option. The balance on the line at June 30, 2000 was $15,682,000. The line of credit agreement contains certain restrictive and financial covenants measured on a quarterly basis.
R.H. Phillips was not in compliance with one of the covenants at June 30, 2000. U.S. Bank waived the covenant requirement for June 30, 2000.

     In addition to loans with Metropolitan and U.S. Bank, R.H. Phillips has several smaller loans, which are generally secured by equipment, and capital leases. The maturity dates range from December 2000 to December 2007 and the interest rates range from 4.8% to 10.0%. The balances due on these items totaled $8,595,000 at June 30, 2000.

     In July 2000, R.H. Phillips obtained a additional capital lease in the amount of $813,000 from General Electric Capital
Corporation. The leased assets consist of recently purchased winery equipment, and the lease will be paid in 72 monthly payments.

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

Gemmer. Mr. Gemmer is a shareholder of R.H. Phillips, attends meetings of the Board of Directors, and serves as an advisor. Under the terms of the Agreement, R.H. Phillips is required to develop the 115 acre vineyard. The development period began September 29, 1999 and ends December 31, 2001 (the "Development Period").
Subject to certain limitations, Gemmer is required to reimburse all costs incurred by R.H. Phillips during the Development Period. R.H. Phillips is required to lease and operate the vineyards for the ten year period ended December 31, 2011, and is entitled to all crop produced during this period. Rent payments are due quarterly beginning
January 1, 2002, and are equal to 2.8% of (i) development costs and
(ii) finance costs equal to 11.2% per annum of vineyard development and land costs.

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

     R.H. Phillips has made substantial improvements to its winery facility and vineyards over the past several years, and plans to continue the expansion. R.H. Phillips invested $1,970,000 during the first six months of 2000 in barrels, winery equipment and buildings, and plans to invest approximately $2,230,000 more during the balance of the year. Additional winery expansion projects are planned for the future to handle the increased production from R.H. Phillips' recently planted vineyards. R.H. Phillips invested $670,000 during the first six months of 2000 in farm equipment and the continued development of vineyards, and plans to invest an additional $530,000 during the remainder of 2000. R.H. Phillips is funding
2000 capital projects with proceeds from the U.S. Bank line of credit increase, long-term debt, lease financing, and cash flows from operations.

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

                 PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     R.H. Phillips held its 2000 Annual Meeting of Shareholders on May 23, 2000 at the winery. A total of 4,738,075 shares, or approximately 71% of the outstanding shares of Common Stock, were present or represented at the meeting.

     The following persons were elected to the Board of Directors of the Corporation, each of whom was an existing director of the Corporation at that time: John E. Giguiere, Karl E. Giguiere, Lane
C. Giguiere, R. Ken Coit and Victor L. Motto. No other persons were nominated for election to the Board of Directors. The number of shares voting for and withheld from each nominee is set forth below:

                      Director              Votes for     Votes withheld
                      --------              ---------     --------------
                John E. Giguiere            4,715,625          22,450
                Karl E. Giguiere            4,715,625          22,450
                Lane C. Giguiere            4,715,625          22,450
                Victor L. Motto             4,712,425          25,650
                R. Ken Coit                 4,713,925          24,150

     The shareholders also voted to reappoint Ernst & Young LLP as R.H. Phillips' independent auditors. A total of 4,729,225 shares voted in favor of Ernst & Young LLP, 4,750 shares voted against, and 4,100 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit No.        Description
     -----------        -----------

        10.1 Certificate of Amendment of the Certificate of Determination of Preferences of the 12% Series
                  A Senior Redeemable Exchangeable Preferred Stock of R.H. Phillips, Inc.

        27.1      Financial Data Schedule

     (b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                      R.H. PHILLIPS, INC.
                      (Registrant)

                      Date: August 14, 2000




                      By//s//John E. Giguiere
                        -----------------------------------------
                      John E. Giguiere, Co-President
                      Co-Chief Executive Officer

                      By//s//Michael J. Motroni
                        -----------------------------------------
                      Michael J. Motroni, Chief Financial Officer
                      Principal Financial Officer

EXHIBIT INDEX


     Exhibit No.                Description

       10.1 Certificate of Amendment of the Certificate of Determination of Preferences of the 12% Series A Senior Redeemable Exchangeable Preferred Stock of R.H. Phillips, Inc.

       27.1      Financial Data Schedules